Form 10-Q
period 1998-09-30
CONVERGENT COMMUNICATIONS INC /CO
filed 1998-11-10
CIK 1046558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                           -----------------------

                                  FORM 10-Q
  (Mark One)

     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_____________to ______________

                        COMMISSION FILE NUMBER 333-53953


                        CONVERGENT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                               84-1337265
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
        of incorporation)

                      400 INVERNESS DRIVE SOUTH, SUITE 400
                           ENGLEWOOD, COLORADO  80112
                                 (303) 749-3000
         (Address and telephone number of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes   X    No
         -----     -----
(2)  Yes        No   X
         -----     -----

On November 5, 1998, 27,848,270 shares of the registrant's Common Stock were outstanding.

                       CONVERGENT COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                        PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets -  December 31, 1997 and September 30, 1998       1

Consolidated Statements of Operations and Comprehensive Income -
  Three and Nine months ended September 30, 1997 and 1998                     2

Consolidated Statement of Shareholders' Equity (Deficit)- Nine months
  ended September 30, 1998                                                    3

Consolidated Statements of Cash Flows -  Nine months ended September 30,
1997 and 1998                                                                 4

Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      15

                       PART II: OTHER INFORMATION                            24

Item 1. Legal Proceedings                                                    24
Item 2. Changes in Securities                                                24
Item 3. Defaults Upon Senior Securities                                      24
Item 4. Submission of Matters to a Vote of Securities Holders                24
Item 5. Other Information                                                    24
Item 6. Exhibits and Reports on Form 8-K
     Exhibits                                                                24
     Reports on Form 8-K                                                     24

-----------------

WHEN USED IN THIS REPORT, THE WORDS "INTEND," "EXPECTS," "PLANS," "ESTIMATES," "ANTICIPATES," "PROJECTS," "BELIEVES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SPECIFICALLY, STATEMENTS INCLUDED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT THE COMPANY'S BELIEFS AND EXPECTATIONS ABOUT ITS BUSINESS AND ITS INDUSTRY ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE DEGREE TO WHICH THE COMPANY IS LEVERAGED AND THE RESTRICTIONS IMPOSED ON THE COMPANY UNDER ITS EXISTING DEBT INSTRUMENTS THAT MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO FINANCE ITS FUTURE OPERATIONS, TO COMPETE EFFECTIVELY AGAINST BETTER CAPITALIZED COMPETITORS AND TO WITHSTAND DOWNTURNS IN ITS BUSINESS OR THE ECONOMY GENERALLY; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD -LOOKING STATEMENTS INCLUDED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF AND THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                       CONVERGENT COMMUNICATIONS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                        December 31,  September 30,
                                                                              1997           1998
                                                                          ------------  -------------
                                                                                         (unaudited)
                                ASSETS
Current assets:
     Cash and cash equivalents                                            $   667,344   $  1,190,116
     Restricted cash                                                            -         20,800,000
     Short-term investments                                                 7,371,303     35,279,361
     Trade accounts receivable, net of allowance for doubtful
          accounts of $21,389 and $3,298,204 respectively                   2,075,150     18,269,248
     Inventory                                                                230,809      8,468,529
     Prepaid expenses, deposits and other current assets                      218,349      2,298,451
                                                                          -----------   ------------
            Total current assets                                           10,562,955     86,305,705

Property and equipment                                                      5,448,183     21,468,434
     Less accumulated depreciation                                           (610,386)    (3,569,956)
                                                                          -----------   ------------
            Total property and equipment                                    4,837,797     17,898,478

Restricted cash, non-current                                                  405,816     40,377,668
Goodwill, net of amortization of $475,052 and $1,708,545, respectively      6,392,600     43,633,453
Other intangible assets, net of amortization of $358,486 and
     $1,205,716, respectively                                               1,328,676     10,040,895
Investments and other assets                                                1,394,325      1,002,624
                                                                          -----------   ------------
            Total assets                                                  $24,922,169   $199,258,823
                                                                          -----------   ------------
                                                                          -----------   ------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                               $ 2,040,457   $ 11,496,496
     Overdraft payable                                                          -          1,304,598
     Deferred revenue and customer deposits                                    61,545      3,443,548
     Accrued compensation                                                   1,467,587      4,742,734
     Accrued interest                                                           -         10,414,133
     Other accrued liabilities                                                691,781      7,800,959
     Current portion of long-term debt                                        166,965        691,537
     Current portion of capital lease obligations                             800,393      3,704,998
                                                                          -----------   ------------
          Total current liabilities                                         5,228,728     43,599,003

Long term debt, net of discount, net of current portion                       384,171    153,903,759
Long term capital lease obligations, net of current portion                   581,540      3,459,326
                                                                          -----------   ------------
            Total liabilities                                               6,194,439    200,962,088

Commitments

Shareholders' equity (deficit):
     Preferred stock, 1 million shares authorized, none issued                  -              -
     Common stock, no par value, 100 million shares authorized,
          26,859,000 and 27,820,507 issued and outstanding, respectively   24,004,297     27,327,104
     Warrants                                                               4,773,751     11,660,151
     Treasury stock                                                             -            501,674
     Deferred compensation obligation                                           -           (501,674)
     Accumulated other comprehensive income                                   (16,864)       936,851
     Unearned compensation                                                   (204,750)      (163,800)
     Accumulated deficit                                                   (9,828,704)   (41,463,571)
                                                                          -----------   ------------
            Total shareholders' equity (deficit)                           18,727,730     (1,703,265)
                                                                          -----------   ------------
            Total liabilities and shareholders' equity (deficit)          $24,922,169   $199,258,823
                                                                          -----------   ------------
                                                                          -----------   ------------

The accompanying notes are an integral part of these consolidated financial statements

                       CONVERGENT COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS

                                                          Three months ended             Nine months ended
                                                              September 30,                 September 30,
                                                     ---------------------------   ---------------------------
                                                          1997           1998           1997           1998
                                                     ------------  -------------   ------------   ------------
                                                                             (unaudited)
Operating revenue
     Data and voice products                         $  2,319,348  $  11,591,660   $  3,954,625   $ 21,866,745
     Data and voice services                              823,314     10,724,742      1,806,429     14,954,360
                                                     ------------  -------------   ------------   ------------
          Total revenue                                 3,142,662     22,316,402      5,761,054     36,821,105

Operating costs and expenses
     Operating costs                                    2,208,277     14,717,364      3,945,154     25,287,038
     Selling, general and administrative                3,051,754     15,506,655      6,213,456     29,279,065
     Depreciation and amortization                        295,696      2,646,215        751,654      4,599,367
                                                     ------------  -------------   ------------   ------------
          Total operating costs and expenses            5,555,727     32,870,234     10,910,264     59,165,470

          Operating loss                               (2,413,065)   (10,553,832)    (5,149,210)   (22,344,365)

Other income (expense)
     Interest expense                                     (66,476)    (5,868,531)       (74,951)   (11,751,121)
     Interest income                                       17,651      1,144,892         61,581      2,525,288
     Other, net                                          (355,678)       (78,009)      (325,164)       (64,669)
                                                     ------------  -------------   ------------   ------------
                                                         (404,503)    (4,801,648)      (338,534)    (9,290,502)
                                                     ------------  -------------   ------------   ------------
Net loss                                               (2,817,568)   (15,355,480)    (5,487,744)   (31,634,867)
Other comprehensive income,
     Unrealized holding gains on securities                 -            661,407          -            953,715
                                                     ------------  -------------   ------------   ------------
Comprehensive loss                                   $ (2,817,568) $ (14,694,073)  $ (5,487,744)  $(30,681,152)
                                                     ------------  -------------   ------------   ------------
                                                     ------------  -------------   ------------   ------------
Net loss per share:
     Net loss per share (basic and diluted)          $       (.15) $        (.55)  $       (.29)  $      (1.16)
                                                     ------------  -------------   ------------   ------------
                                                     ------------  -------------   ------------   ------------
     Weighted average number of shares
          outstanding (basic and diluted)              19,408,022     27,738,811     18,656,265     27,335,217
                                                     ------------  -------------   ------------   ------------
                                                     ------------  -------------   ------------   ------------


The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                     Deferred
                                          Common        Common                        Treasury      Compensation
                                          Shares        Stock          Warrants        Stock         Obligation
                                        ----------  -------------    -------------  -----------     -----------

Balance, December 31, 1997              26,859,000  $  24,004,297    $  4,773,751   $     -         $    -

Common stock issued for:
     401K Match                            110,231        297,079           -             -              -
     Payments to consultants                20,333         55,000           -             -              -
     Correction of private placement        20,000           -              -             -              -
     Business combinations                 480,000      2,266,400           -             -              -
     Exercise of stock options              87,000         16,500           -             -              -
     Exercise of warrants                   69,950        108,600           -             -              -
     Stock compensation                    173,993        579,228           -             -              -
Deferred stock compensation                   -              -              -          (501,674)       501,674
Warrants issued in private
   placement                                  -              -         6,886,400          -              -
Amortization of unearned
   compensation                               -              -              -             -              -
Other comprehensive income:
     Unrealized gain on securities            -              -              -             -              -
Net loss                                      -              -              -             -              -
                                        ----------  -------------   -------------   -----------     ----------
Balance, September 30, 1998             27,820,507  $  27,327,104   $  11,660,151   $  (501,674)    $  501,674
                                        ----------  -------------   -------------   -----------     ----------
                                        ----------  -------------   -------------   -----------     ----------

                                         Accumulated
                                            Other
                                        Comprehensive    Unearned       Accumulated
                                            Income      Compensation      Deficit          Total
                                        -------------   ------------   -------------   ------------
                                                (unaudited)
Balance, December 31, 1997                $ (16,864)      $ (204,750)     $ (9,828,704)  $ 18,727,730

Common stock issued for:
     401K Match                                -               -                  -           297,079
     Payments to consultants                   -               -                  -            55,000
     Correction of private placement           -               -                  -           -
     Business combinations                     -               -                  -         2,266,400
     Exercise of stock options                 -               -                  -            16,500
     Exercise of warrants                      -               -                  -           108,600
     Stock compensation                        -               -                  -           579,228
Deferred stock compensation                    -               -                  -          -
Warrants issued in private
   placement                                   -               -                  -         6,886,400
Amortization of unearned
   compensation                                -              40,950              -            40,950
Other  comprehensive income:
     Unrealized gain on securities          953,715            -                  -           953,715
Net loss                                       -               -           (31,634,867)   (31,634,867)
                                          ---------       ----------     -------------   ------------
Balance, September 30, 1998               $ 936,851       $ (163,800)    $ (41,463,571)  $ (1,703,265)
                                          ---------       ----------     -------------   ------------
                                          ---------       ----------     -------------   ------------

The accompanying notes are an integral part of these consolidated financial statements

                          CONVERGENT COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the nine months ended
                                                                          September 30,      September 30,
                                                                              1997               1998
                                                                         ------------       -------------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (5,487,744)      $ (31,634,867)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                       751,654           4,599,367
          Amortization of deferred financing costs and debt discount
          included in interest expense                                          -               1,091,006
          Provision for uncollectible accounts                                  -                 755,862
          Stock compensation expense                                          180,867             620,178
          401-k contributions through the issuance of
          common stock                                                          -                 297,079
     Change in working capital, net of the effects of business
          combinations:
          Trade accounts receivable                                        (1,058,500)         (7,963,549)
          Inventory                                                           (30,063)         (3,468,655)
          Prepaid expenses and other current assets                          (121,054)         (1,106,065)
          Trade accounts payable                                              368,411           8,792,171
          Accrued compensation                                                817,125           2,751,370
          Accrued interest                                                      -              10,414,133
          Deferred revenue                                                      -               1,531,602
          Other accrued liabilities                                            60,128           1,042,958
                                                                         ------------        ------------
Net cash used in operating activities                                      (4,519,176)        (12,277,410)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment                                     (665,916)         (9,113,322)
     Acquisitions, net of cash acquired                                      (489,384)        (42,364,328)
     Investment                                                              (260,000)                  -
     Short-term investments                                                (4,248,760)        (26,954,343)
     Restricted cash                                                         (402,309)        (60,771,852)
     Other assets                                                            (205,954)           (242,192)
                                                                         ------------        ------------
Net cash used in investing activities                                      (6,272,323)       (139,446,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement, net of offering costs                     -             152,922,348
     Overdraft payable                                                          -               1,304,598
     Payments on long-term borrowings                                      (1,144,602)         (2,215,033)
     Proceeds from new borrowings                                             167,793             109,206
     Proceeds from sale of common stock, net                               12,804,256               -
     Proceeds from exercise of stock options and warrants                      57,000             125,100
     Repurchase of common shares                                              (12,000)              -
     Cash paid to retire indebtedness of predecessor company                 (132,380)              -
                                                                         ------------        ------------
Net cash provided by financing activities                                  11,740,067         152,246,219

Net increase in cash and cash equivalents                                     948,568             522,772
Cash and cash equivalents at beginning of period                            3,161,387             667,344
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $  4,109,955        $  1,190,116
                                                                         ------------        ------------
                                                                         ------------        ------------

The accompanying notes are an integral part of these consolidated financial statements

                          CONVERGENT COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NON-CASH DISCLOSURE:


     Cash paid for interest                                                   $74,951            $245,982
     Cash paid for income taxes                                                  -                   -
     Acquisition of property and equipment through the
          issuance of capital leases                                        1,305,529           4,059,330
     Common stock issued for business combinations                          2,112,500           2,266,400
     Notes issued for business combinations                                   100,000             930,000

The accompanying notes are an integral part of these consolidated financial statements

                       CONVERGENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:

     Convergent Communications, Inc. ("CCI") was formed under the laws of the State of Colorado in October 1995 and capitalized on March 1, 1996 ("Inception"). Convergent is the parent of wholly owned subsidiaries, Convergent Communications Services, Inc. ("CCSI") and Convergent Capital Corporation ("CCC") (together, the "Company" or "Convergent").

     Convergent, through its wholly-owned subsidiaries is an Enterprise Network Carrier-TM- offering comprehensive, single-source communications services primarily to small and medium-sized businesses. The Company provides the following products and services:


         DATA:
          - DATA NETWORKING SERVICES - including the planning, design, installation and management of networks, from simple LANs to complex WANs.
          - DATA PRODUCTS - including the sale and integration of servers, routers, data switches and desk top computers.
          -    DATA TRANSPORT SERVICES - including frame relay and ATM.
          - INTERNET SERVICES - including web applications, web hosting and Internet access.

         TELEPHONY:
          -    VOICE SERVICES - including long distance and local services.
          - VOICE PRODUCTS - including the sale and integration of key systems and PBXs.

         ENTERPRISE NETWORK SERVICES:
-         -    ENS - the delivery under long-term contracts of one or more of the Company's data and telephony services utilizing the Company's owned network inside the customer's premise.

     As an Enterprise Network Carrier-TM-, the Company integrates its data and telephony products and services into a single product offering, enabling the Company to act as a single-source, one-stop provider of its customer's total communications requirements. Unlike traditional telecommunications companies that provide services from outside a customer's premise, in providing Enterprise Network Services ("ENS"), the Company designs, buys and builds its own network within the customer's premise, enabling the Company to act as an outsource provider of any or all of the customer's communications requirements.

     The Company focuses on small to medium size businesses and has offices in 32 locations in the United States.

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     INTERIM FINANCIAL DATA:

     The consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The accompanying financial statements should be read with the Company's consolidated financial statements included in the Company's S-4 filed with the Securities and Exchange Commission on October 29, 1998.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RESTRICTED CASH:

     Restricted cash represents funds held in collateral accounts for payment of semi-annual interest payments on certain indebtedness through April 1, 2001. The cash is invested in U.S. Government Securities which mature semi-annually on predetermined payment dates through April 1, 2001,and, therefore, is classified as held to maturity. Restricted cash also represents cash used to collateralize letters of credit, which are held as collateral for certain of the Company's office leases and capital lease obligations.

     INVENTORY:

     Inventories, which consist primarily of new and refurbished equipment for resale, are valued at the lower of cost or net realizable value, using the first-in, first-out method. The Company evaluates the need for reserves for estimated losses related to excess and obsolete inventory.

     INTANGIBLE ASSETS:

     Site location contracts are exclusive rights to operate public telephones at various locations acquired through business combinations. The site location contracts are being amortized over the average lives of the contracts, primarily five years. Software license fees represent proprietary rights to software associated with the public telephones and are being amortized over five years, the estimated life of the related equipment. Deferred finance costs are costs associated with obtaining certain financing arrangements and are amortized over the life of the financing arrangement, three

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     years. Deferred offering costs are being amortized over the period from inception to the earliest possible date of retirement of the debt, five years. Customer lists are being amortized over five years. Goodwill represents the excess purchase price over the net assets acquired in acquisitions and is being amortized over ten years.

     REVENUE RECOGNITION:

     Revenue is recognized for product sales when the product is shipped. Revenue from non-recurring services is recognized when the services are provided. Revenue for long-term service contracts is recognized on a straight-line basis over the term of the contract as services are provided.

     RECENTLY ADOPTED ACCOUNTING STANDARDS:

     Effective January 1, 1998, the Company adopted Statement of Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income.

     The Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Company is currently evaluating the financial information used by senior management in making strategic operating decisions to determine the operating segments to be disclosed This statement will not affect the results of operations, financial position or cash flows of the Company and has no effect on the financial statements as previously presented.

     RECLASSIFICATIONS:

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

3.   ACQUISITIONS:

     TELEPHONE COMMUNICATIONS CORPORATION. In February 1998, the Company acquired the assets and assumed certain liabilities of Telephone Communications Corporation (TCC) of Vail, Colorado. TCC is a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services to cities such as Dillon, Frisco and the Vail Valley. The Company paid $400,000 in cash, issued a $200,000 one-year note at 8% and issued 10,000 shares of Common Stock which for purchase accounting purposes were assigned a value of $4.00 per share. The Company also assumed a note with National Network Corporation of approximately $287,000, which will be paid down monthly in equal installments through 1998. Total consideration for the purchase was $927,000.

     NETWORK COMPUTER SOLUTIONS, LLC. In February 1998, the Company acquired the assets and liabilities of Network Computer Solutions (NCS) of Greenwood Village, Colorado. NCS provides network integration services. The company paid $500,000 in cash, and issued 100,000 shares of Common Stock which for purchase accounting purposes were assigned a value of $4.00 per share,

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     assumed liabilities of $438,372 and paid a finders fee of $150,000 for total consideration of $1,488,372.

     COMMUNICATION SERVICES OF COLORADO. In May 1998, the Company completed a merger with Communication Services of Colorado (CSC) of Englewood, Colorado. CSC is a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services. The purchase price consisted of $475,000 in cash and the issuance of a $530,000 one-year note at 8% and assumed liabilities of $341,054 for total consideration of $1,346,054. The acquisition of CSC, combined with the acquisition of TCC, is designed to further enhance the Company's long distance offering.

     HH&H COMMUNICATIONS TECHNOLOGIES, INC.   In May 1998, the company completed
     the acquisition of the assets and certain liabilities of HH&H Communication Technologies, Inc. (CTI), a voice equipment provider in Texas. The Company paid $200,000 in cash, issued 30,000 shares of Common Stock which for accounting purposes were assigned a value at $4.25 per share and assumed liabilities of $151,383 for total consideration of $478,883.

     CMB HOLDINGS, INC. d/b/a INDEPENDENT EQUIPMENT COMPANY. In June 1998, the Company completed the acquisition of substantially all of the assets of CMB Holdings, Inc. d/b/a Independent Equipment Company (IEC), an equipment remarketer in Florida. The purchase price consisted of the issuance of 340,000 shares of Common Stock which for accounting purposes were assigned a value of $5.00 per share for total consideration of $1.7 million.
     Through the IEC acquisition, the Company enhanced the ability of its wholly owned subsidiary, Convergent Capital Corporation (C3), to remarket less technologically advanced equipment obtained from new customers when their existing equipment is updated.

     TIE COMMUNICATIONS, INC. Effective August 1, 1998, the Company completed the acquisition of substantially all of the assets and certain of the liabilities of Tie Communications, Inc. ("Tie"). The purchase price consisted of $40.0 million in cash and the assumption of certain liabilities, which, with legal and professional and other costs resulted in a total purchase price of approximately $50.1 million. Tie was a telecommunications equipment provider and a nationwide reseller of long-distance service. It is anticipated that the acquisition will accelerate the Company's growth by adding approximately 55,000 customers in 24 new markets and providing the Company with extensive experience in telephony services including digital telephone systems, larger telephone systems (PBXs), computer-telephony integration hardware and software, video teleconferencing and data networking services.

     The above acquisitions have been accounted for using the purchase method of accounting. The acquisitions were valued at the fair market value of the consideration given which, in the case of the Company's Common Stock and warrants, was determined by the Company based upon a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis and, as to the warrants, the Black-Scholes Option Pricing Model. The consideration paid for acquisitions has been allocated to the acquired assets based on fair market value. In connection with the acquisitions, the excess of consideration paid over the fair market value of the net assets acquired is being amortized on the straight-line basis over the estimated life of the intangible assets acquired, five to ten years. The accompanying financial statement include the accounts of the acquired companies from the effective dates of the acquisitions.

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The allocation of consideration given during the nine months ended September 30, 1998 to the acquired assets is as follows:

           Purchase Price:
               Cash paid for the assets                 $  42,364,328
               Notes payable issued to former owners          907,500
               Common stock issued to the former owners     2,266,400
                                                        -------------
                    Total purchase price                $  45,538,228
                                                        -------------
                                                        -------------

     Allocation of the purchase price to acquired assets and assumed liabilities:

               Accounts receivable                       $  8,986,411
               Inventory                                    4,769,068
               Other assets                                   975,067
               Equipment                                    2,853,676
               Customer lists                               1,683,696
               Goodwill                                    38,579,824
               Liabilities and debt assumed               (12,309,511)
                                                        -------------
               Amounts allocated to acquired assets     $  45,538,228
                                                        -------------
                                                        -------------

     On a pro forma basis for the nine months ended September 30, 1998, as though the above combinations had taken place as of January 1, 1998, revenue, net loss and net loss per share would have been as follows (unaudited):

               Revenue                                 $  85,152,185
               Net loss                                $ (41,423,322)
               Net loss per share                      $        1.50
               Weighted average shares                    27,590,773

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at September 30, 1998:

           Network equipment                           $   12,369,727
           Office furniture & equipment                     8,180,993
           Leasehold improvements                             679,920
           Company vehicles                                   237,794
                                                       --------------
                                                           21,468,434
           Less: accumulated depreciation                  (3,569,956)
                                                       --------------
           Net property and equipment                  $   17,898,478
                                                       --------------
                                                       --------------

     Depreciation expense was $272,099 and $2,959,570 for the nine months ended September 30, 1997 and 1998, respectively.

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   NOTES PAYABLE AND CAPITAL LEASES:

     NOTES PAYABLE

On April 2, 1998 the Company completed a private offering of $160.0 million of 13% Senior Notes ("13% Notes") and 640,000 warrants to purchase 1,728,000 common shares of the Company (the "Warrants") (collectively, the "13% Notes Offering"). The 13% Notes mature on April 1, 2008 and interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 1998. Concurrent with the closing of the 13% Notes Offering, the Company deposited in a collateral account U.S. Government Securities, which, together with the interest received thereon, will be sufficient to pay the first six interest payments on the 13% Notes. Each Warrant entitles the holder to purchase 2.7 shares of Common Stock of the Company at an exercise price of $.01 per share. The warrants are exercisable upon the earlier of the occurrence of certain events or October 2, 1999 and expire on April 1, 2008. Each warrant was a assigned a value of $10.76 utilizing the Black-Scholes Option Pricing Model, a market analysis of publicly traded companies and a discounted cash flow analysis. Proceeds available to the Company, net of offering costs of approximately $7.1 million and the deposit into the collateral account of $56.8 million, were approximately $96.1 million. As of September 30, 1998 the amount outstanding, net of unaccreted discount of $6.1 million resulting from the allocation of the warrants, was $153.9 million.

     CAPITAL LEASES

The Company has acquired certain equipment under capital leases which is either used by it or provided to its customers. During the nine months ended September 30, 1998 the Company entered into capital leases totaling approximately $4.1 million and assumed capital leases of approximately $2.6 million as a result of business combinations.

6.   DEFERRED COMPENSATION:

The Company has a Deferred Compensation plan whereby its management employees can elect to defer a portion of their compensation which will be paid in Common Stock of the Company at a future date. The plan requires the Company to issue shares of Common Stock into a trust account which will then be distributed to the employee at a specified date in the future not less than one year from the deferral date. The Company has recorded the deferred compensation amount as treasury stock and as a deferred compensation obligation in the shareholders' equity section of the balance sheet. As of September 30, 1998, 154,344 shares of Common Stock are being held in the trust account.

                          CONVERGENT COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   NET LOSS PER SHARE:

     The net loss available to Common shareholders and weighted average shares consists of the following:

                                             Three months ended                  Nine months ended
                                                September 30,                      September 30,
                                        -----------------------------   --------------------------------
                                             1997           1998              1997              1998
                                        -------------  --------------   -------------     --------------
Net loss                                $  (2,817,568) $  (15,355,480)  $  (5,487,744)    $  (31,634,867)
                                        -------------  --------------   -------------     --------------
                                        -------------  --------------   -------------     --------------
Weighted average common shares
     used for basic earnings per share     19,408,022      27,738,811      18,656,265         27,335,217
     Warrants                                   -               -               -                  -
     Stock Options                              -               -               -                  -
                                        -------------  --------------   -------------     --------------
Weighted average number of shares
     outstanding (basic and diluted)       19,408,022      27,738,811      18,656,265         27,335,217
                                        -------------  --------------   -------------     --------------
                                        -------------  --------------   -------------     --------------

     For the nine months ended September 30, 1997 and 1998 a total of 6,056,080 and 14,734,222 weighted average options and warrants were not included in the above calculations as their effect would be anti-dilutive.

8.   SUBSEQUENT EVENTS:

Pursuant to the Notes Registration Rights Agreement entered into at the time of the sale of the 13% Notes, the Company filed a registration statement with regard to the 13% Notes which was declared effective by the SEC on October 29, 1998. Upon effectiveness of the registration statement the Company immediately commenced an exchange offer whereby the Company will issue $1,000 principal amount 13% Notes ("New Notes") which are registered with the SEC for each originally issued $1,000 principal amount 13% Note ("Old Notes") which were issued in the 13% Notes Offering (the "Exchange Offer").The New Notes are being offered in exchange for up to $160.0 million principal amount of Old Notes. The Exchange Offer will expire at 5:00 p.m., New York City time, on November 30, 1998, or such time to which it is extended by the Company.

In November 1998, the Company entered into a non-binding letter of intent to purchase the assets and certain liabilities of Kansas Communications, Inc. a telecommunications equipment provider. The purchase price would include a combination of cash, notes payable (which would be subject to adjustment) and common stock of the Company, for an aggregate purchase price up to a maximum of $6.6 million. The acquisition is subject to due diligence, board of directors' approval, entering into definitive agreements and obtaining financing for various portions of the transactions.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES. THE RESULTS HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS.

OVERVIEW. The Company was founded in 1995 by an experienced team of three data and telephony executives with 61 combined years of experience in the industry. The Company had 777 employees at September 30, 1998 and operated in thirty-two markets in the United States. The Company has taken a number of steps since inception to implement its business plan, including: (i) establishing fully operational offices, providing direct sales, technical support and customer care in its markets; (ii) developing and testing its Enterprise Point-of-Presence ("E-POP-TM-") switching architecture; (iii) completing twelve acquisitions, adding sales and technical personnel, new products and services and increasing the customer base in the Company's target markets; (iv) assembling a support services management team of telecommunications experts; (v) developing and implementing its Computer-Telephony Integrated Support System-TM- ("CTISS") customer support software platform; and (vi) developing and testing its Englewood, Colorado customer care center, which provides additional support to local distributed customer care centers in each of the Company's markets. The Company is authorized to provide resold international telecommunications services and interstate long-distance and operator services. The Company is also authorized to provide intra-state long distance services in 22 states and is certified to provide local exchange services in California, Colorado, Oregon, Iowa and Utah.

Prior to the Tie Acquisition, the Company provided one or more of its array of communications services to more than 4,000 customers. The Company's primary sources of revenue were sales of data products and services. For the nine months ended September 30, 1998, the Company had $36.8 million in revenues and a net loss of $31.6 million for the same period. In December 1997, the Company entered into contracts with its first ENS customers. As of September 30, 1998, the Company has entered into multi-year contracts with 16 ENS customers with an aggregate of approximately 1,620 desktops and handsets (voice and/or data communications devices). These contracts will provide the Company with approximately $2.9 million in annual contract revenue and are expected to produce an aggregate of approximately $13.8 million in revenue over their terms. Although these contracts may be cancelled by the customer, cancellation requires payment of a fee designed to reimburse the Company for all or substantially all of its costs incurred in entering into the contract.

MARKET EXPANSION. During the first nine months of 1998 the Company made several strategic business acquisitions. In February 1998, the Company acquired Telephone Communications Corporation of Vail, Colorado, a long distance switchless reseller providing 1+, 0+, 800/888, and calling card services. Also in February 1998, the Company acquired the data network integration assets of Network Computer Solutions, L.L.C. of Denver, Colorado. In May 1998, the Company acquired Communications Services of Colorado, a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services and HH&H Communication Technologies, Inc. a voice equipment provider. In June 1998, the Company purchased the assets of CMB Holdings, Inc. d/b/a Independent Equipment Company, an equipment remarketer and asset manager forming the basis of CCC.

In July 1998, the Company completed the Tie Acquisition, which added approximately 55,000 customers in 32 markets, 24 of which markets were not yet served by the Company. Tie was a

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

provider of telecommunications equipment and nationwide reseller of long distance service. With the Tie Acquisition, the Company intends to increase its market share of telecommunications equipment sales. In addition, the Company will begin offering all of its existing data services and products and ENS services to these newly acquired customers and markets over the next 12 to 24 months. This expansion is expected to require additional capital expenditures and direct operating costs such as salaries, sales commissions, marketing, management information systems and other general and administrative expenses. The amounts of these expenditures and costs are subject to a variety of factors that may vary greatly by geographic market. The Company expects its net losses to increase as it continues to establish and expand its services and product offerings to all its existing and newly acquired markets. As the customer base grows, however, the Company believes that revenue will increase at a higher rate than operating expenses, which should result in positive contributions to cash flow.

REVENUE. The Company's revenue is derived from data services (including frame relay, data network support, monitoring, design, implementation and consulting, Internet access and web hosting); voice services (including local, long distance, public telephones, voice network support, monitoring, design, implementation and consulting); ENS services (including one or more of the foregoing together with the Company's ownership of network assets); data products (value added resale of data network equipment) and voice products (value added resale of voice network equipment). The Company records revenues from ENS customers only in situations in which the Company owns any of the related data or telephony equipment at the customer's location and provides services under long term contracts.

For the nine months ended September 30, 1998, revenue was approximately $36.8 million of which data and voice products contributed approximately $21.9 million, or 60% of revenue; data and voice services which includes ENS revenue added approximately $14.9 million, or 40% of revenue; ENS revenue was approximately $1.4 or 4% of revenue.

OPERATING COSTS. The Company's principal component of operating costs for the period ended September 30, 1998, was the cost of data and voice equipment purchased by the Company for value-added resale. Data and voice services operating costs include labor, leased line facilities charges (which include charges for connecting a customer to a local or long distance network) and related capacity charges (which are charges local and long distance carriers, internet providers and others impose to use their switches, ports, servers and other equipment). ENS operating costs include all of the foregoing costs associated with data and voice services. As the Company begins to offer local exchange services, leased line capacity costs and access charges are expected to increase because the Company plans to obtain access to a greater number of ILEC facilities through leased lines in order to reach end users who cannot otherwise be connected to the Company's network on economically attractive terms. As the Company expands its long distance offerings, additional costs for wholesale access on third-party networks will continue to grow.

With respect to ENS sales, the Company's strategy is to own all of the communications assets deployed at a customer's premise. These assets are expected to be financed through a combination of the use of the proceeds of the 13% Notes Offering and capital leasing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include corporate expenses and management salaries, sales and marketing expenses, benefits, occupancy costs, and administrative expenses.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Selling expenses include commissions paid in connection with the Company's sales programs. The Company plans to add additional sales personnel as it expands the product and service mix in its existing markets, including those recently entered through acquisition. Marketing and advertising expenses are expected to increase as the Company further implements its business plan. Marketing expenses consist of the costs of marketing the Company's products and services and include marketing salaries, travel expenses, trade show expenses, consulting fees and promotional costs. In addition, the Company's marketing expenses include direct costs related to customer acquisition, such as telemarketing, direct mailings, brochures, and targeted advertising and promotional campaigns.

General and administrative expenses consist primarily of salaries and related expenses of management and support services personnel, professional fees and general corporate and administrative expenses. General and administrative expenses cover a broad range of the Company's operations, including corporate functions such as executive administration, finance, legal, human resources and facilities as well as significant costs associated with the development, support and expected growth of the Company's CTISS software platform. Selling, general and administrative expenses will increase significantly as a result of the Tie acquisition and as the Company continues to recruit experienced personnel to implement its business strategy and add management personnel to support expansion of its business operations.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses include depreciation of property and equipment, including both assets deployed at customer sites and for the Company's internal use. Generally, depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which for property, plant and equipment range from two to five years, and for other assets, including intangibles, range from three to ten years. The Company expects depreciation and amortization expenses to increase substantially as capital expenditures increase in connection with capital deployment strategies and as a result of increased goodwill amortization resulting from recent and future acquisitions.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below summarizes the Company's revenues by source:

                                         Three months ended September 30,             Nine months ended September 30,
                                     -----------------------------------------    --------------------------------------
                                            1997                   1998                 1997                 1998
                                     ------------------     ------------------    -----------------   ------------------
                                                                           (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue:

   Data products(1)                  $  2,147,207     68%   $  5,899,280    26%   $ 3,322,770    58%  $ 15,749,628    43%
   Voice products(2)                      172,141      6       5,692,380    26        631,854    11      6,117,117    17
   Data services(3)                       257,586      8         923,668     4        361,336     6      2,354,020     6
   Voice services(4)                      565,728     18       9,154,567    41      1,445,094    25     11,203,744    30
   ENS(5)                                   -         -          646,507     3          -        -       1,396,596     4
                                     ------------   ---     ------------   ---    -----------   ---   ------------   ---
        Total revenue                   3,142,662   100%      22,316,402   100%     5,761,054   100%    36,821,105   100%

Cash flows from operating activities   (2,900,117)            (3,440,969)          (4,519,176)         (12,277,410)
Cash flows from investing activities   (5,631,607)             1,213,657           (6,272,323)        (139,446,037)
Cash flows from financing activities   10,775,045               (886,086)          11,740,067          152,246,219
EBITDA(6)                              (2,117,369)            (7,907,617)          (4,397,556)         (17,744,998)

--------------------------------
(1) Data products include the value-added resale of data network equipment.
(2) Voice products include the value-added resale of voice network equipment.
(3) Data services include frame relay, Internet access and hosting, data network monitoring and support, and data network planning, design and installation.
(4) Voice services include local telephone service, long distance service, public telephone service, voice network monitoring and support, and voice network planning, design and installation.
(5) Enterprise Network Services is the delivery under long-term contracts of one or more of the Company's data and telephony services utilizing the Company's owned network inside the customer's premise.
(6) As used herein, EBITDA consists of earnings before interest (net), income taxes, depreciation, amortization and other income (expense). EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under GAAP and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flow as a measure of liquidity. As definitions of EBITDA may vary, the Company's measure of EBITDA may not be comparable with similarly titled measures used by other companies.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE. Revenue increased to $22.3 million for the three months ended September 30, 1998, from $3.1 million for the three months ended September 30, 1997. Revenue for the third quarter of 1998 consisted of $11.6 million in sales of data systems integration products and voice products and $10.7 million in service revenue which included $0.6 million in ENS contract revenue. This is in contrast to revenue generated for the three months ended September 30, 1997 which consisted primarily of $2.3 million in sales of data products and voice products and $0.8 million in data and voice and service revenue. The increase in revenue is primarily due to the Tie Acquisition, which was the most significant factor in the Company's expansion from 5 to 32 markets. Additional explanations for the increase in revenue include the completion of seven other acquisitions, continued expansion of existing markets through the rollout of services and the addition of ENS to the suite of products and services offered.

OPERATING COSTS. Operating costs increased to $14.7 million for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. Operating costs as a percentage of revenue were 66% for the three months ended September 30, 1998, compared to 71% for the three months ended September 30, 1997. The decrease in operating costs as a percentage of revenue is due to an increase in service revenue as a percentage of total revenue, which has a lower related operating cost as a percentage of revenue, partially offset by certain significant and strategic transactions in which the Company offered
more competitive prices on voice and data products.   The overall increase in
operating costs is attributable to costs associated with increased sales, the majority of which is due to revenue generated from the assets and customers acquired in the Tie Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $15.5 million for the three months ended September 30, 1998 from $3.1 million for the three months ended September 30, 1997. This increase was primarily attributable to the Tie Acquisition, which added 436 employees and 24 markets. Overall, the Company expanded its operations from 5 to 32 markets as a result of completing the Tie Acquisition and seven other acquisitions. The increase in selling, general, and administrative expenses was also due to the Company building a support services organization required to support field operations during the last 12 months, which accounted for approximately $6.8 million, or 44% of the selling, general and administrative expenses for the third quarter of 1998. Included in the support services expenses is approximately $0.4 million of costs associated with the transition of the Tie Acquisition. The number of employees at September 30, 1998 was 777 compared to 106 at September 30, 1997.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $2.6 million for the three months ended September 30, 1998 from $0.3 million for the three months ended September 30, 1997. This increase was attributable to the acquisition of additional assets in connection with the Company expanding its operations from 5 to 32 markets, increased amortization of goodwill and customer lists as a result of eight additional acquisitions completed over the last 12 months and the expansion of the Company's network to support ENS customers.

INTEREST EXPENSE. Interest expense increased to approximately $5.9 million for the three months ended September 30, 1998 from approximately $66,476 for the three months ended September 30, 1997. Approximately $5.8 million of the increase is attributable to interest expense related to the sale of the

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

$160.0 million of 13% Notes which closed on April 2, 1998. In addition, the Company has incurred additional indebtedness under various equipment leasing facilities and acquisition related notes payable.

INTEREST INCOME. Interest income increased from approximately $18,000 for the three months ended September 30, 1997 to approximately $1.1 million for the three months ended September 30, 1998. This increase is attributable to the temporary investment of the proceeds of the 13% Notes Offering which closed on April 2, 1998.

OTHER, NET. Other net income or expense decreased from an other net expense of approximately $356,000 for the three months ended September 30, 1997 to other net expense of approximately $78,000 for the three months ended September 30, 1998. Other net expense for the three months ended September 30, 1997 primarily consisted of non-capitalized acquisition related expenses and for the three months ended September 30, 1998 primarily consisted of loss on disposal of assets.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE. Revenue increased to $36.8 million for the six months ended September 30, 1998, from $5.8 million for the nine months ended September 30, 1997. Revenue for the first nine months of 1998 consisted of $21.9 million in sales of data systems integration products and voice products and $14.9 million in service revenue which included $1.4 million in ENS contract revenue. Revenue for the first nine months of 1997 consisted of $4.0 million in sales of data systems integration products and voice products and $1.8 million in data and voice services revenue. The increase in revenue is primarily due to the expansion from 5 to 32 markets, the completion of eight acquisitions, the most significant of which was the Tie Acquisition, continued expansion of existing markets through the rollout of services and the addition of ENS to the suite of products and services offered.

OPERATING COSTS. Operating costs increased to $25.3 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997. Operating costs as a percentage of revenue were 69% for the nine months ended September 30, 1998, compared to 67% for the nine months ended June 30, 1997. The increase in operating costs as a percentage of revenue is due to the Company offering more competitive prices on voice and data products in certain significant and strategic transactions partially offset by an increase in service revenue as a percentage of total revenue, which has a lower related operating cost as a percentage of revenue. The overall increase in operating costs is attributable to costs associated with increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $29.3 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997. This increase was largely attributable to the Tie Acquisition, which added 436 employees and 24 markets. Overall, the Company expanded its operations from 5 to 32 markets as a result of completing the Tie Acquisition and seven other acquisitions. The increase in selling, general, and administrative expenses was also due to the Company building a support services organization required to support field operations during the last 12 months, which accounted for approximately $13.9 million, or 47% of the current year-to-date expenses. The number of employees at September 30, 1998 was 777 compared to 106 at September 30, 1997.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $4.6 million for the nine months ended September 30, 1998 from $0.8 million for the nine months ended

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

September 30, 1997. This increase was attributable to the acquisition of additional assets in connection with the Company expanding its operations from 5 to 32 markets, increased amortization of goodwill and customer lists as a result of eight additional acquisitions completed over the last 12 months and the expansion of the Company's network to support ENS customers.

INTEREST EXPENSE. Interest expense increased to approximately $11.8 million for the nine months ended September 30, 1998 from approximately $75,000 for the nine months ended September 30, 1997. Approximately $11.5 million of the increase is attributable to interest expense related to the sale of $160.0 million of 13% Notes which closed on April 2, 1998 including amortization of offering costs and accretion of the original issue discount. In addition, the Company has incurred additional indebtedness under various equipment leasing facilities and acquisition related notes payable.

INTEREST INCOME. Interest income increased from approximately $62,000 for the nine months ended September 30, 1997 to approximately $2.5 million for the nine months ended September 30, 1998. This increase is attributable to the temporary investment of the proceeds of the 13% Notes Offering, which closed on April 2, 1998, pending their deployment in the Company's business.

OTHER, NET. Other net income or expense decreased from an other net expense of approximately $325,000 for the nine months ended September 30, 1997 to other net expense of approximately $65,000 for the nine months ended September 30, 1998. Other net expense for the nine months ended September 30, 1997 primarily consisted of an amount to pay an acquisition related dispute, loss on disposal of assets and non-capitalized acquisition related expenses and for the nine months ended September 30, 1998 primarily consisted of loss on disposal of assets.

INCOME TAXES. The Company incurred net losses of $31.6 million and $5.5 million for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, no provision for current federal or state income taxes has been made to the financial statements. At December 31,1997, the Company and its subsidiaries had net operating loss carry-forwards for federal income tax purposes of approximately $9.1 million. These losses begin to expire in 2011 for federal income tax purposes. A full valuation allowance has been recorded against the deferred tax assets at December 31, 1997 and September 30, 1998 as the recoverability of such deferred tax assets is not considered to be more likely than not due to the Company's continuing losses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its operations primarily through cash from the private placement of units consisting of common stock and warrants to purchase common stock and debt, most recently the 13% Notes Offering. The Company's private placements generated net proceeds of $152.9.million, $17.3 million and $4.4 million for the nine months ended September 30, 1998 and years ended December 31, 1997 and 1996, respectively. The Company's principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions, and the operating losses incurred during the start up phase in each new market established by the Company.

As of September 30, 1998, the Company had current assets of $86.3 million, including cash, cash equivalents and short-term investments of $36.5 million, and working capital of $42.7 million. In addition to cash, cash equivalents and short-term investments, the Company had $61.2 million in restricted cash which, along with the earnings thereon, will be used to make the first six interest

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

payments on the 13% Notes through April 2001, the first of which was made on October 1, 1998. The Company invests excess funds in short-term investments until such funds are needed for capital investments, acquisitions and operations of the Company's business.

CASH FLOWS FROM OPERATING ACTIVITIES:

The Company's operating activities utilized cash of approximately $12.3 million for the nine months ended September 30, 1998, compared to $4.5 million for the nine months ended September 30, 1997. The majority of the increase was due to a $26.0 million increase in the operating loss which was partially offset by $10.5 million of accrued interest and other non-cash expenses such as depreciation and amortization, provision for uncollectible accounts and stock compensation.

CASH FLOWS FROM INVESTING ACTIVITIES:

During the nine months ended September 30, 1998 and 1997 cash used by investing activities was $139.4 million and $6.3 million, respectively. Cash used by investing activities during the nine months ended September 30, 1998 primarily consisted of cash invested in short-term investments and restricted cash of $87.7 million, cash used in business combinations of $42.4 million and cash used for capital expenditures of $9.1 million.


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash flows from financing activities provided $152.2 million and 11.7 million, for the nine months ended September 30, 1998 and 1997, respectively. Cash provided during the nine months ended September 30, 1998 was primarily attributable to net cash flows of approximately $152.9 million in net proceeds from the 13% Notes Offering and outflows of approximately $2.2 million in payments on long-term obligations.

On April 2, 1998 the Company completed a private offering of $160.0 million in 13% Notes and 640,000 warrants to purchase 1,728,000 shares of Common Stock of the Company. The 13% Notes mature on April 1, 2008 and interest is payable semiannually in arrears on April 1 and October 1 of each year. Concurrent with the closing of the 13% Notes Offering the Company deposited in a collateral account U.S. Government Securities, which, together with the interest received thereon, will be sufficient to pay, the first six interest payments, the first of which was paid on October 1, 1998. Each Warrant entitles the holder to purchase 2.7 shares of Common Stock of the Company at an exercise price of $.01 per share. Proceeds available to the Company, net of offering costs of approximately $7.1 million and the deposit into the collateral account of $56.8 million, were approximately $96.1 million

In November 1997, the Company entered into a three year Program Agreement with Comdisco, Inc. ("Comdisco") which provides for up to $50 million of equipment lease financing. At September 30, 1998, $10 million was available to the Company under this facility of which approximately $1.7 million was being utilized. The availability of additional amounts depends on whether the Company meets certain financial criteria. The Program Agreement expires on June 30, 2000.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


The Company has an agreement with Sun Financial Group, Inc. under which the Company has borrowed $2.8 million to finance the Company's development of the CTISS system and other internal capital needs. The Company also has a $0.8 million inventory credit facility with NationsCredit Commercial Corporation.

RECENTLY ADOPTED ACCOUNTING STANDARDS:

See Note 1 to the Consolidated Financial Statements.

GENERAL:

The Company's business plans will continue to require a substantial amount of capital to fund its expansion of existing and recently acquired markets, including funding the development of its ENS networks (which includes providing its customers with all necessary hardware, software, transmission facilities and management services), deploying E-POPs-TM-, creating local customer care and sales organizations, continuing to develop its CTISS system and funding operating losses and debt service requirements. The Company also continues to evaluate acquisitions and investments in light of the Company's long range plans. Such acquisitions and investments, if realized, could require expenditure of a material portion of the Company's financial resources and would accelerate the need for raising additional capital in the future.

The Company's cash and short-term investments are expected to provide sufficient liquidity to meet the Company's capital requirements for approximately the next 12, or 18 months assuming the exercise of the Company's warrants expiring in July 1999. Sources of funding for the Company's financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available to the Company or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could have a material adverse effect on the Company.

IMPACT OF THE YEAR 2000

The "year 2000 issue" generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, date-sensitive calculations may be inaccurate as a result of those computers and software failing to distinguish dates in the 2000's from dates in the 1900's. The failure to process dates could result in system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

STATE OF READINESS. The Company has created a Year 2000 Task Force to evaluate its year 2000 readiness as it may affect the Company's operations. The Task Force has identified two areas for review: (i) internal issues (including the Company's information technology ("IT") assets and non-IT systems); and
(ii) external issues (including third-party manufactured products sold by the Company, and issues with customers, vendors and suppliers). The Company is in the process of contacting

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

manufacturers and suppliers of IT and non-IT assets used internally by the Company for services such as customer billing, customer service and financial reporting, including manufacturers and suppliers of computer equipment, software programs, telephone systems, data systems, systems comprising the Company's enterprise networks and equipment used to provide services to customers. These contacts will help the Company determine the extent to which these systems could cause a material adverse effect on the Company's operations in the event that the systems fail to properly process date-sensitive calculations following the year 2000. The Company is also actively identifying potential external issues which could have an impact on the operations of the Company. These include issues with (i) the functioning of third-party manufactured products sold by the Company to its customers;
(ii) significant customer systems, including customer-owned and operated systems and systems that are connected to the Company's networks; (iii) vendors and suppliers such as credit facility providers, third-party service providers (e.g., local and long distance wholesale providers and interconnection providers) and employee benefit plan providers (e.g., 401(k) plan administrators).

     The Company's evaluation of its state of year 2000 readiness is not complete. As a result, the Company may in the future identify a significant internal or external year 2000 issue which, if not remediated in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Task Force has developed four phases for the implementation of its review and response to year 2000 issues. The phases will, to a great extent, be completed simultaneously as issues are identified in Phase I. While the Company anticipates it will complete all Phases described below by mid-1999, this may not be possible if the Company discovers a significant, previously unrecognized year 2000 issue in the course of completing its assessment of its year 2000 readiness.

     PHASE I - Phase I involves identifying all potential internal and external IT and non-IT systems that may have a material adverse effect on the operations of the Company in the event that they fail to process date-sensitive information correctly. The Company believes that it has identified substantially all significant internal IT systems the failure of which could have a material adverse effect. The Company has only begun to identify external IT systems and internal and external non-IT systems the failure of which could have a material adverse effect on operations.

     PHASE II - Phase II involves determining the extent of readiness of each IT and non-IT system identified in Phase I. The Company is currently contacting manufacturers, suppliers and vendors to determine the extent of readiness of systems it has identified to date. With respect to the vendors and suppliers of the systems identified to date in Phase I, the Company has received a number of statements regarding year 2000 readiness. The Company is in the process of evaluating these statements. To date, the Company has not positively identified any year 2000 issues with its own systems. The Company does not yet have enough information to determine whether there are any year 2000 issues with third-parties which could have a material adverse effect on operations.

     PHASE III - Phase III involves the implementation of any corrective action necessary for any problems in the systems identified in Phase II. The Company anticipates that any corrective action will require use of the Company's internal resources, third-party manufacturers, suppliers and vendors and potentially additional third-party consultants, as necessary.

                          CONVERGENT COMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     PHASE IV - Phase IV involves determining alternatives and contingency plans for any system the failure of which could have a material adverse effect on the Company's business, financial condition or results of operations if the corrective action implemented in Phase III is partially or wholly ineffective. The Company has begun identifying alternatives to systems in the event that existing systems are determined to not be year 2000 ready. Because the Company has not identified any year 2000 issues in Phase II which have not already been remediated, the Company has no finalized contingency plans. The Company will continue to develop such plans as additional information is received from manufacturers, suppliers and vendors.

 COSTS. Other than time spent by the Company's internal IT and legal personnel which could be spent on other matters, the Company has not incurred any significant costs in identifying year 2000 issues. The Company does not anticipate any significant further costs in Phase I or Phase II. Because no material year 2000 issues have yet been identified in Phase II, and therefore no contingency plans have been finalized, the Company cannot reasonably estimate further costs relating to Phase III remediation of any year 2000 issues at this time, or costs of contingency plans which might be implemented under Phase IV. As the Company continues to gather information regarding its year 2000 issues, the Company will re-evaluate its ability to estimate costs associated with the year 2000 issue. There can be no assurance that as additional year 2000 issues are addressed, the Company's costs to correct such issues will be consistent with historical costs.

 RISKS OF YEAR 2000 ISSUES. Because no material year 2000 issues have yet been identified in Phase II, the Company cannot reasonably ascertain the extent of the risks involved in the event that any one system fails to process date-sensitive calculations accurately. Potential risks include the inability to process customer billing accurately or in a timely manner, the inability to provide accurate financial reporting to management, auditors, investors and others, litigation costs associated with potential suits from customers and investors, delays in implementing other IT projects as a result of work by internal personnel on year 2000 issues, and delays in receiving payment or equipment from customers or suppliers as a result of their systems' failure. Any one of these risks, if they materialize, could individually have a material adverse effect on the Company's business, financial condition or results of operations.

     As almost all of the Company's IT and non-IT systems and products relating to the Company's internal and external issues are manufactured or supplied by third parties which are outside of the Company's control, there can be no assurance that all of those third parties' systems will be year 2000 ready. If some or all of the Company's internal and external systems fail, or if any critical IT or non-IT systems are overlooked or are not year 2000 ready in a timely manner, there could be a material adverse effect on the Company's business, financial condition or results of operations.

 CONTINGENCY PLANS. Because no material year 2000 issues have yet been identified in Phase II, no contingency plans have yet been finalized under Phase IV.


EFFECTS OF INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on the Company's operations in the future.

                                    PART II
Item 1. Legal Proceedings

     The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a)  Exhibits

          10   Material Contracts
                 Asset Purchase Agreement, dated June 16, 1998 by and between Convergent Communications Services, Inc. and Tie
                 Communications, Inc., Debtor in Possession (Incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, file number 333-53953 dated
                 October 29, 1998).

          11   Computation of Earnings Per Share

          27   Financial Data Schedule


     (a)  Reports on Form 8-K
          None

                                    SIGNATURE



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


CONVERGENT COMMUNICATIONS, INC.


Date: November 10, 1998                By: /s/ John R. Evans
     ------------------------              ------------------------------------
                                           John R. Evans
                                           Chairman and Chief Executive Officer

Date: November 10, 1998                By: /s/ Keith V. Burge
     ------------------------              ------------------------------------
                                           Keith V. Burge
                                           President and Chief Operating Officer

Date: November 10, 1998                By: /s/ John J. Phibbs Jr.
     ------------------------              ------------------------------------
                                           John J. Phibbs Jr.
                                           Chief Financial Officer and Treasurer