Form 10-K405
period 1998-12-31
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-03-18
CIK 1046558

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-53953

                        CONVERGENT COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

              Colorado                                 84-1337265
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
           incorporation)

                     400 Inverness Drive South, Suite 400
                           Englewood, Colorado 80112
                                (303) 749-3000
         (Address and telephone number of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
           Not Applicable                              registered
                                                     Not Applicable

          Securities registered pursuant to section 12(g) of the Act:
                                Not Applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 16, 1999, the aggregate market value of Convergent Communications, Inc. common stock held by non-affiliates was approximately $95.6 million, based on a price per share of common stock of $5.00.

  On March 16, 1999, 27,920,704 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

Item 1. Business..........................................................   1

Item 2. Properties........................................................   8

Item 3. Legal Proceedings.................................................   8

Item 4. Submission of Matters to a Vote of Security Holders...............   8

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   9

Item 6. Selected Financial Data...........................................   9

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operation.....................................................  11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  19

Item 8. Financial Statements and Supplementary Data.......................  20

Item 9. Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure.....................................................  44

PART III

Item 10. Directors and Executive Officers of the Registrant...............  44

Item 11. Executive Compensation...........................................  46

Item 12. Security Ownership of Certain Beneficial Owners and Management...  50

Item 13. Certain Relationships and Related Transactions...................  51

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K........................................................................  52

Note Concerning Forward-Looking Information

  Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we have not accurately predicted or over which we have no control. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, operating results and financial condition.

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Convergent Communications, Inc. is a single-source provider of data and voice communications systems, services and solutions to small and medium-sized businesses. We design, build, install, monitor and manage data and telephony networks inside enterprises and provide external network services such as data transport, long distance service, local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing next-generation, converged data and voice switching platforms in each of the markets in which we operate to efficiently handle our customers' traffic.

  We operate in 35 markets in the United States and, either directly or through businesses we have acquired, have provided products or services to more than 60,000 customers in the last 18 months. We had revenue for 1998 of $61.6 million. During the year ended December 31, 1998, we sold in a private placement $160 million principal amount of 13% senior notes due 2008 and warrants to purchase 1,728,000 shares of common stock. Since year end, affiliates of Sandler Capital have agreed to invest $20 million in our preferred stock, of which $16 million has been received. As a result of the investment in our preferred stock we also have met the requirements to increase the borrowing capacity under our existing Comdisco equipment lease facility by an additional $20 million.

  In the last three years we have:

  . increased sales from $98,000 in 1996, to $10.2 million in 1997, and to $61.6 million in 1998;

  . acquired and have integrated or are in the process of integrating 13 companies, adding sales and technical personnel and new products, services and markets;

  . developed and deployed our next-generation converged data and voice switching architecture, the Enterprise Point-of-Presence (or "E-POP(TM)") switch, in three markets and positioned ourselves to deploy our E-POP(TM) switch in all our existing markets over the next 24 to 36 months;

  . assembled an experienced support-services management team of communications experts;

  . devoted significant resources to the development, testing and implementation of our operational and customer support software platform, the Computer-Telephony Integrated Support System(TM) ("CTISS"); and

  . developed, tested and implemented our national, around-the-clock customer care center.

INDUSTRY OVERVIEW

  According to published reports, the revenue from data communications in the United States last year (including personal computers, data communications, Internet usage and electronic commerce) grew 35 percent. Total data products and services revenue was $97.6 billion, with data and network services accounting for $22.1 billion. Sophisticated data technology solutions such as wide area networks, dedicated Internet access and virtual private networking are becoming not only increasingly commonplace at small and medium-sized businesses, but also a competitive necessity. Increasingly complex service options are offered by a number of traditional and emerging carriers. In addition, telephony products are substantially more complex than they have been in the past because computer functionality has been designed into traditional business telephone products. Because of this complexity, we believe small and medium-sized businesses are seeking single-source solutions providers for their communications needs. We believe other factors that are leading these businesses to seek comprehensive solutions include:

  . the large number of manufacturers of data and telephony equipment and the variety of options and features available on these products;

  . the need to focus on their core operations rather than network and communications issues;

  .  rapid changes in technology;

  .  the proliferation of carriers and diverse emerging carrier options

  .  the cost and difficulty of maintaining in-house technical expertise;

  . the potential savings associated with outsourcing communications requirements; and

  . the desire to deploy capital resources in their core business rather than on the purchase and continual upgrade of communications systems.

  Small and medium-sized businesses today generally purchase their communications equipment and services from several, usually local or regional, suppliers. In this fragmented market, there are few providers of complete data and voice communications solutions. In general, the small, regional providers that supply most small and medium-sized businesses are not as sophisticated as the national systems integrators, outsourcers, data technology companies and telecommunications providers that have focused on selling products and services to large enterprises. In addition, few providers offer a complete package of data and voice systems, services and solutions in the small and medium-sized market.

THE CONVERGENT COMMUNICATIONS(TM) SOLUTION

  We are a single-source provider of technologically advanced data and telephony systems, services and solutions to small and medium-sized businesses. Many of the advanced solutions we offer have traditionally only been available to large companies. We are able to design sophisticated systems and solutions targeted for our customer base and offer those systems, services and solutions in each of our markets. We have a highly trained technical staff of 195 individuals.

  In addition, our Enterprise Network Solutions (or "ENS") offering provides our customers with a communications networking solution that reduces the capital expenditure, technical staffing requirements and risks associated with quickly evolving communications, data and Internet technologies. With ENS, we purchase all or a portion of the existing communications system inside our customer's enterprise, and then become the outsourced service provider for the customer over a long-term period (typically three to five years). ENS may include network design, monitoring, maintenance and upgrading during the term of the contract in addition to providing data and voice transport services. These contracts typically provide the customer with a fixed monthly expense for all or most of their communications needs and reduce the customer's total cost of communications equipment and services.

  We believe our expertise in both data and voice systems, services and solutions, and our willingness to finance the purchase of new systems and/or own the networks inside of an enterprise (as part of our ENS offering), make us an attractive single-source provider of communications systems, services and solutions to small and medium-sized businesses.

OUR STRATEGY

  Our strategy is designed to achieve rapid market penetration, strong growth and recurring revenue. The key elements of this strategy include:

  . PROVIDING SINGLE-SOURCE, COMPREHENSIVE SOLUTIONS. We design, build, install, monitor and manage data and voice networks. We are able to provide virtually all of our customers' communications systems, services and solutions and offer equipment financing and maintenance contracts. This comprehensive approach is designed to reduce the complexity and expense of communications networks and operations for our customers and allow us to capture a substantial portion of our customers' communications expenditures.

  . TARGETING SMALL AND MEDIUM-SIZED BUSINESSES. Small and medium-sized businesses have historically been underserved by large systems integrators, outsourcers, data technology companies and telecommunications providers. Because we are focused on this market, we have developed solutions that are best suited for the financial resources, growth characteristics, technological sophistication and other needs of small and medium-sized businesses.

  . Providing Sophisticated Data and Internet Solutions. Most small and medium-sized businesses do not have the internal capability or capital required to deploy and manage the latest data and Internet technology, such as intranets and extranets, even though that technology could be critical to their success. We are able to provide these businesses with the type of data and Internet solutions that have previously been available only to much larger organizations with dedicated information technology staffs and large information services budgets.

  . Upselling Existing Customer Base. We have, either directly or through businesses we have acquired, done business with more than 60,000 customers in the last 18 months. Most of these customers have purchased telephone systems and services from us or one of the companies we acquired. We are now beginning to leverage our relationships with these businesses and offer advanced data and Internet products and services to them, including network design and installation, virtual private networks (a shared dedicated network), web hosting, extranets and intranets. In addition, as we expand our data capabilities in each of our markets, we will begin offering ENS to these customers We currently offer ENS in eight of our 35 markets.

  . Improving Margins Through the Rapid Deployment of Our Lower-Cost Converged Switching Architecture. We have designed a multi-functional switch (our E-POP(TM)) from commercially available components. This switch provides greater functionality at a lower capital cost than traditional switches. The lower capital cost of our converged switching architecture allows us to deploy switches in all of our markets quickly and economically. These switches should also improve our operating margins on our transport services as we switch more of our customers' traffic ourselves.

  . Increasing Higher-Margin Revenue and Reducing Customer Turnover With our ENS Offering. Our ENS offering allows our customers to focus on their core business and outsource their entire communications networks, including the design, ownership, upgrading and maintenance of those networks. These long-term contracts:

    . increase the portion of our customers' communications spending that we can capture;

    . reduce customer turnover and provide a stable, recurring source of higher-margin revenue; and

    . enhance our opportunities to sell systems and service upgrades to existing customers.

  . Leveraging our Operational Support System. We are developing and implementing a proprietary multifunctional operational support system we call the Computer Telephony Integrated Support System(TM). CTISS is an Oracle-based system that integrates all internal support services on a single platform, permitting customer care, sales engineering, service management, service delivery, accounting and inventory management personnel to provide input and work from a single customer record. This system is intended to provide better customer service and to help identify opportunities to sell additional products and services.

  . Making Selective Acquisitions to Expand Data Expertise and Geographic Coverage. We have made and will continue to make acquisitions of companies that have experience in providing data, voice and Internet systems, services and solutions and companies that will help us expand geographically.

Sales and Marketing

  In the last 18 months, we have provided products or services to approximately 60,000 customers, either directly or through businesses we have acquired, and are currently offering our products and services in 35 markets in the United States. We are selling all our systems, services and solutions, including ENS, in eight of our markets, and voice systems and services in all of our markets. We are developing additional data, Internet and ENS expertise in the markets in which we do not currently offer those products and services. We anticipate being able to provide all of our products and services in an additional six to eight of our markets by the end of 1999, and in all of our existing markets over the next 24 to 36 months.

  Our Sales Team. We market and sell our systems, services and solutions through our staff of 144 sales representatives in 49 offices in our 35 markets. Our sales force is supervised by area and general managers, each of whom has responsibility for all sales functions in one of our geographic regions. A significant portion of the compensation of the sales force is tied to annual goal and quota programs with incentive bonuses paid based on gross margin (rather than revenue) targets.

  Products and Services. We provide a broad range of products and services on a stand-alone or integrated solutions basis. Our products and services include:

  . Data Services. We provide professional data services including network design, maintenance and management and World Wide Web site development and hosting. We also offer data transport services such as Internet access and frame relay transmission for computer data and digitized voice.

  . Voice Services. We provide professional telephony services, including network design, maintenance and management and assist our customers with adding and moving phone lines. We also sell conventional long distance and local services.

  . Enterprise Network Services. We offer our customers a comprehensive communications solution that we call Enterprise Network Services, or ENS. ENS customers sign a long-term contract with us (typically three to five years) under which we own, manage and are responsible for all or a portion of the network inside the customer's premises.

  . Data Products. We market products, from a large variety of suppliers, needed to create data networks including routers, hubs, bridges, multiplexers, switches, servers, personal computers, and other equipment.

  . Voice Products. We are a provider of voice network products such as private branch exchanges (PBX), key systems (smaller versions of PBX's), handsets, voice messaging, call management software, facsimile services and other voice services.

  While we provide each of our products and services on a stand alone-basis, we believe the ENS offering to be particularly attractive to small and medium-sized businesses because it:

  .  lowers the total cost of network ownership for our customer;

  . reduces our customers' risks and burdens associated with owning, operating and maintaining their data and telephony networks;

  . conserves our customers' capital in exchange for a stable, monthly expense; and

  . reduces the need for our customers to employ costly and difficult-to-recruit information technology personnel.

  We intend to market ENS both to our existing customer base as well as to new customers through direct marketing programs.

  Financing. We provide financing options to our customers for their data and voice products. We believe that these services enhance our ability to attract customers and to act as their single-source provider. As of February 28, 1999, Convergent Capital Corporation, our financing subsidiary, had provided $2.7 million in financing in connection with our sales of data and voice products.

Customer Care

  Our Customer Care Staff. We maintain highly integrated sales and customer care support functions. Our customer care specialists are trained in all aspects of the systems, products and services offered in their market. Our customer care staff currently consists of 83 employees.

  Integrated Care Approach. We provide extensive customer care training to each of our employees who has customer contact, allowing us to provide high quality service in every aspect of our operations. This integrated approach allows us to pursue our goal of providing best-in-care service starting with the initial customer contact and continuing throughout the life of the account.

  Commitment to Superior Service. We strive to provide superior service through our well-trained staff and our commitment to:

  . Acting Immediately. Our employees are specialists who will begin troubleshooting immediately to resolve any problem and seek to reach a conclusion and fix a problem during the initial contact. The regional customer care centers are staffed nine hours a day, five days a week to handle the anticipated workload, and our national customer care center provides additional around-the-clock support.

  . Providing a Single Point of Contact. Our customers can call a single toll-free trouble-reporting number for assistance in solving most communications problems. Because our customer care teams are trained in a variety of communication systems and services, they are able to assist customers in solving problems that may involve more than one product or service.

Network Architecture

  Switching Platform. We have designed a switching platform we call an Enterprise Point-of-Presence (or E-POP(TM)), that we use to carry voice and data traffic on a single digital connection. Unlike traditional switches, which are designed to transport only specific types of data or voice services, our switching platform acts as both a single converged voice and data service aggregation point for our customers and a dissemination point to facilities-based providers of data transport, Internet services and long distance and local services. Our architecture requires substantially less capital to deploy than the combination of traditional switches necessary to carry the same types of traffic. We have already installed and are carrying customer traffic over our E-POPs(TM) in three markets and intend to deploy them in each of our existing markets within the next two years.

  National IP/ATM Network. Our national network, which we will lease to connect our E-POPs(TM) and carry our customers' data, voice and Internet traffic will be based on asynchronous transfer mode (or ATM), technology. We will lease fiber capacity from other carriers and install our equipment at the connection points. Our national network will also use Internet Protocol (IP) to identify the packets of information that we transport. Our IP/ATM national network is designed to transport all data, voice, video and Internet information at high speed from our E-POPs(TM) to their destinations. We expect to have seven of our E-POPs(TM) connected via our IP/ATM network by June 1999.

Acquisitions

  Since our inception, we have completed 13 acquisitions which have aided in establishing our operations in 28 of our 35 markets and have added to our skills and areas of expertise. We are expanding the product and service offerings available to the acquired sales and field personnel, and are thereby creating new sales opportunities. We expect to continue to make selective acquisitions to expand our data and Internet expertise and broaden our geographic coverage.

  The key factors we have and will continue to use in evaluating potential acquisitions are:

  .  historical and projected financial performance;

  .  complementary skills and strengths;

  .  cross-selling and up-selling opportunities;

  .  acceleration of our geographic growth or expansion of current markets;

  .  additions to our sales force and technical personnel; and

  .  existing customer base.

  The Tie Acquisition. On August 1, 1998, we completed our largest acquisition to date when we acquired substantially all the assets of Tie Communications, Inc. for $51.4 million, including $40.0 million in cash consideration plus other costs and assumed liabilities. Tie was a debtor-in-possession under the U.S. Bankruptcy Code at the time. We acquired these assets to accelerate our growth, expand our service offerings and add to our skill base. The Tie acquisition provided us with 24 new markets and 436 employees with extensive experience in telephony products and services. The strong consultative sales organization we acquired from Tie, which remains largely intact, used a marketing approach similar to our own. The organization's expertise in the sales and service of complex telephony products complements our strength in data networking products and services. The acquisition was also attractive because of the opportunity to market our data, Internet and telephony systems, services and solutions to Tie's 55,000 telephony customers.

Regulatory Environment

  Certain components of our data and telephony products and services are regulated as telecommunications services and are subject to federal, state, and local regulation.

  Federal Regulation. Convergent Communications(TM), like all carriers providing interstate or international service, must comply with the Communications Act of 1934, and the regulations of the Federal Communications Commission. The Communications Act of 1934 was comprehensively amended by the Telecommunications Act of 1996, which eliminated many barriers to competition in the telecommunications market, particularly in the sale of local telephone service.

  The FCC classifies competitive carriers like us as non-dominant, which means that we are not subject to the onerous regulations imposed on dominant carriers possessing market power. As a non-dominant carrier, we are subject to only minimal FCC regulation of our sale of data products. Likewise, we are subject to only minimal FCC regulation over our sale of enhanced services or information services. However, the FCC regulates what products may be connected to the public switched telephone network, and those products we install must meet the FCC's standards.

  Frame relay services are considered a "basic" transmission service subject to tariffing and other requirements which apply to common carriers. Under the current regulatory structure, our national IP/ATM network, in contrast, is exempt from such regulations. However, the regulatory classification of voice communications using IP or ATM technology is in a state of flux, and there is a possibility that voice communications using IP or ATM technology will be subject to considerable regulation in the near future.

  Our voice services are more extensively regulated. Although we presently only provide local and long-distance telecommunications services through resale of services purchased from, or as an agent on behalf of, other carriers, we are still subject to various regulations. We must file tariffs with the FCC where we resell regulated interstate phone service such as operator services, and, in most cases, must file tariffs with state public utility commissions where we resell intrastate phone service.

  While we are not required to file tariffs for our interstate long distance services as a result of an FCC order, that order has been challenged, and the U.S. Court of Appeals of the D.C. Circuit has stayed the order while it considers the merits of the challenge. As a result, we have filed tariffs with the FCC for our interstate long distance services. If we are required to continue filing tariffs for these services, we will incur various costs and delays in bringing new services to the market.

  Operator Services. We provide some operator services which are regulated at the federal and state level. We are required to disclose our operator service prices to callers and must file informational tariffs with the FCC containing detailed and specific information about our rates.

  Website Hosting. We provide website hosting for our customers. The FCC does not regulate website hosting, although the transmission of data through the Internet is within the jurisdiction of the FCC. We cannot predict what effect any new regulations would have on this portion of our business. Potential negative impacts could include the increased costs to comply with any regulations which are imposed and delays in getting new products and services to market.

  State Regulation. Some of our resold local and long-distance services are classified as intrastate and therefore subject to state regulation. In most states in which we do business, we are required to obtain a certificate of public convenience and necessity and operating authority for the sale of local phone services. In addition, we are often required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate, particularly local exchange services.

  Our Regulatory Status. We are authorized by the FCC to provide resold international services. We also have tariffs on file with the FCC for interstate interexchange services, frame relay services and operator services. In addition to these federal authorizations, we are authorized to provide intrastate interexchange services in 30 states and are certified to provide local exchange services in seven states.

Competition

  Although several larger data and telephony companies have entered or will enter our market, we believe that we can compete successfully because:

  . we have expertise in providing integrated data and telephony systems, services and solutions specifically tailored to the needs of small and medium-sized business;

  . our product and service offerings are broad and provide a suitable solution and price point for our target market;

  . we are focused on providing extremely high quality customer service and technical support;

  .  we are willing to help the customer finance our network solutions; and

  . we intend to continue to offer new systems, services and solutions to enable small and medium-sized businesses to take advantage of leading technology.

  The telecommunications industry is highly competitive. We expect that we will face substantial and growing competition from a number of providers of data networking, data transport, and telephony services. Although we do not believe that a significant number of other companies are providing Enterprise Network Services solutions or a comparable range of integrated data networking, data transport, and telephony outsourcing services to small and medium-sized businesses, we do face intense competition in each of our individual product and service offerings. Our competitors include incumbent local exchange carriers (including the regional bell operating companies ("RBOCs" and GTE), traditional and wireless competitive local exchange carriers, long distance carriers (such as AT&T and MCI WorldCom), and data integrators and providers of network services and customer premises equipment (such as Williams Telecommunications, Inter-Tel and Claricom).

  With respect to any individual product or service we offer, we do not necessarily enjoy any particular competitive advantage over other industry participants. Indeed, some of these competitors or potential competitors are or will be able to bundle the same types of product and service components offered by us. In particular, any telecommunications carrier that offers both local and long-distance telecommunications services, including any incumbent local exchange carrier permitted to offer in-region long-distance services, will be able to offer these services as a single-source provider to customers. Because we have no present intention of owning fiber optic cable or last mile connections, some of our competitors will have a lower cost than we do for long distance or local services.

  The RBOCs are also moving more aggressively into data transport. They have filed petitions seeking to have the FCC deregulate immediately the provision of packet-switched transport services. Although the FCC denied these petitions, the FCC has proposed permitting incumbent local exchange carriers to offer interLATA (local access and transport area) data services through a separate affiliate. Moreover, Bell Atlantic has petitioned to be allowed to provide interLATA data transport services in West Virginia; SBC Communications and Bell Atlantic have announced that they intend to provide more data networking services to commercial customers; and a number of RBOCs have begun offering digital subscriber line services.

  A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors with resources far greater than ours. These business combinations include the merger of AT&T and Tele-Communications, Inc. ("TCI"), which will allow the resulting entity to bundle products from each of these companies. The AT&T-TCI merger follows AT&T's successful acquisition of Teleport Communications Group, a large competitive local exchange carrier. In addition, several of the largest local phone companies have proposed to merge, including Bell Atlantic with GTE and SBC Communications with Ameritech.

  Technological developments may allow other companies to provide a single-source solution in competition with our product offerings. For example, Sprint has announced its development of an "Integrated-On-Demand Network" which if viable will allow customers to simultaneously use the Internet, telephone, and fax machine through use of the same phone line. Hardware manufacturers are also designing multi-function switching platforms similar to our E-POP(TM), possibly allowing other start up providers to use a similar lower-cost architecture. We would also, however, intend to take advantage of these developments in technology.

  To the extent that competitors begin bundling components of the Enterprise Network Services (including data networking and the provision of customer premises equipment) into their own product offerings, we will face additional competition as a single-source provider of services. Most of our existing and potential competitors have financial and other resources far greater than ours, have long-standing relationships with their customers, and have greater name recognition than we do.

Employees

  As of February 28, 1999, we had 1,032 full-time employees, of which 436 were added as a result of the Tie Acquisition. A total of 53 of the 436 former Tie employees we hired were represented by the Communications Workers of America labor union while employed by Tie at locations in California, Minnesota and New York. The local chapters of the Communications Workers of America have asked us to enter into collective bargaining negotiations as a result of the hiring of these employees at these locations.

Item 2. Properties

  We lease sales and support facilities in each of our markets. Our principal corporate and support facilities are also leased, and are located as follows:

   Location                                     Size (sq. ft) Lease Expiration
   --------                                     ------------- -----------------
   Englewood, Colorado.........................    28,488        April 30, 2003
   Englewood, Colorado.........................    23,256     November 30, 2000
   Englewood, Colorado.........................    16,700     February 28, 2002
   Overland Park, Kansas.......................    32,044     November 30, 1999*

--------
* The employees located at this facility will be relocated to our offices which were acquired through the Kansas Communications, Inc. acquisition.

Item 3. Legal Proceedings

  We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  This item is inapplicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  There is no established public trading market for our equity securities. As of March 16, there were 446 record holders of common stock.

  We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the indenture governing our 13% Series B Senior Notes due 2008 contain restrictions on our ability to pay dividends or other distributions.

  The following tables summarize all equity securities issued or sold by us during the fiscal year ended December 31, 1998 that were not sold pursuant to registered offerings:

                                 Common Stock

                         Underwriters or Class of Number of                           Exemption
          Date                  Purchasers         Shares      Consideration ($)       Claimed
          ----           ------------------------ --------- ------------------------ ------------
Jan 15, 1998............ Investment Banker Fee      12,000  Services performed        Section 4(2)
Jan 15, 1998............ Investment Banker Fee       8,333  Services performed        Section 4(2)
Feb. 19, 1998........... Employee options           10,000  $10,000                      Rule 701
Feb. 20, 1998........... Sellers in an              10,000  100% equity interest in   Section 4(2)
                         acquisition                        the target company
Mar 10, 1998............ Consultants                75,000  $4,500 plus services         Rule 701
Apr. 9, 1998............ Private placement agent    56,250  $67,500                  Section 4(2)
                         warrant exercise
Apr. 9, 1998............ Private placement agent    13,700  $41,100                  Section 4(2)
                         warrant exercise
Apr. 28, 1998........... Sellers in an             100,000  Substantially all of the Section 4(2)
                         acquisition                        assets of the target
                                                            company
                         Employees                 168,993  deferred compensation    Section 4(2)
May 4, 1998.............                                    plan payment
May 22, 1998............ Sellers in an              30,000  100% equity interest in  Section 4(2)
                         acquisition                        the target company
Jul. 16, 1998........... Sellers in an             340,000  Substantially all of the Section 4(2)
                         acquisition                        assets of the target
                                                            company
Sep 10, 1998............ Sellers in an               5,000  Additional consideration Section 4(2)
                         acquisition                        for purchase pursuant to
                                                            earn-out provisions
Sep 11, 1998............ Employee options            2,000  $2,000                       Rule 701

                                   Warrants

Apr. 2, 1998.......  Accredited                       1,728,000   $6,886,400          Rule 144(A) and
                     investors - Merrill                                                 Regulation S
                     Lynch & Co.; Bear,
                     Stearns & Co; and
                     BT Alex. Brown
                     (underwriters)
Aug. 1, 1998.......  Strategic marketing       262,500 (subject   Services performed     Section 4(2)
                     services provider             to reduction
                                         based on performance)
                                             (65,625 canceled)
Aug. 3, 1998.......  Consultant                         210,000   Services performed     Section 4(2)
                                             (60,000 canceled)

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appear elsewhere in this 10-K. The selected financial data are derived from our audited financial statements and the financial statements of our predecessor. Effective December 17, 1996, we acquired

Integrated Communication Networks, L.C., which is referred to as the "predecessor" for the period prior to the acquisition. Convergent
Communications(TM), since inception, and Integrated Communication Networks, L.C., since December 17, 1996, are referred to as the "successor." Share and per share information is not presented for the predecessor as they are not relevant due to the predecessor's different capital structure.

                                                       For the Period        For the
                       For the           For the       January 1, 1996     Period from         For the           For the
                     Year Ended        Year Ended          through      Inception through    Year Ended        Year Ended
                  December 31, 1994 December 31, 1995 December 16, 1996 December 31, 1996 December 31, 1997 December 31, 1998
                    (predecessor)     (predecessor)     (predecessor)      (successor)       (successor)       (successor)
                  ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                                   (in thousands, except per share amounts)
Operating
 Statement Data:
Revenue.........        $ 988            $1,434            $1,496            $   98            $10,210          $ 61,600
Cost of sales
 before
 depreciation...          729               964             1,018                79              7,368            43,703
Selling, general
 and
 administrative..         477               405               554               552             10,983            47,862
Depreciation and
 amortization...          106               127               124                41              1,453             7,493
                        -----            ------            ------            ------            -------          --------
Total operating
 expenses.......        1,312             1,496             1,696               672             19,804            99,058
Interest
 expense........          (15)              (17)              (21)               (1)              (155)          (17,502)
Interest
 income.........          --                --                --                --                 251             4,632
Other expense,
 net............          (49)              --                --                --                (156)             (248)
                        -----            ------            ------            ------            -------          --------
Net loss........        $(388)           $  (79)           $ (221)           $ (575)           $(9,655)         $(50,576)
                        =====            ======            ======            ======            =======          ========
Net loss per
 share (basic
 and diluted)...                                                             $(0.07)           $ (0.46)         $  (1.84)
Weighted average
 shares
 outstanding
 (basic and
 diluted).......                                                              7,775             20,922            27,463
                                     As of December    As of December    As of December    As of December    As of December
                                        31, 1994          31, 1995          31, 1996          31, 1997          31, 1998
                                      (predecessor)     (predecessor)      (successor)       (successor)       (successor)
                                    ----------------- ----------------- ----------------- ----------------- -----------------
                                                       (in thousands)
Balance Sheet:
Cash and cash equivalents.........       $   23            $   13            $3,161            $   667          $ 25,597
Working capital...................          219               (10)            1,890              5,334            28,500
Total assets......................        1,012               797             9,887             24,922           185,656
Long-term debt, less current
 portion..........................          440               431               423                966           162,485
Total liabilities.................          529               580             1,902              6,194           207,005
Shareholders' equity (deficit)....          483               217             7,985             18,728           (21,349)
                                                       For the  Period       For the
                       For the           For the       January 1, 1996     Period from         For the           For the
                      Year Ended        Year Ended         through      Inception through     Year Ended        Year Ended
                  December 31, 1994 December 31, 1995 December 16, 1996 December 31, 1996 December 31, 1997 December 31, 1998
                    (predecessor)     (predecessor)     (predecessor)      (successor)       (successor)       (successor)
                  ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                                                (in thousands)
Other Operating
 Data:
Net cash
 provided by
 (used in)
 operating
 activities.....        $(217)           $   60            $  (31)           $ (242)           $(6,698)          (28,698)
Net cash used in
 investing
 activities.....         (200)               (8)              (36)           (1,446)           (11,648)          (94,647)
Net cash
 provided by
 (used in)
 financing
 activities.....          427               (61)               91             4,849             15,852           148,274
EBITDA(1).......         (218)               65               (76)             (534)            (8,141)          (29,965)
Capital
 expenditures...          140                23                36                29              2,042            19,916

-------
(1) EBITDA consists of earnings before interest (net), income taxes, depreciation, amortization and other income (expense). EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flow as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read along with the Consolidated Financial Statements and the accompanying footnotes included later in this Form 10-K. This discussion includes what are called "forward-looking statements" and are based on current expectations which involve risks and uncertainties. There is a risk that what we currently expect will not happen in the future. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.

OVERVIEW

  Convergent Communications, Inc. is a single-source provider of data and voice communications systems, services and solutions to small and medium-sized businesses. We design, build, install, monitor and manage data and telephony networks inside enterprises and provide external network services such as data transport long distance service, local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing a next-generation, converged data and voice switching platform in each of the markets in which we operate to efficiently handle our customers' traffic.

  We operate in 35 markets in the United States and, either directly or through businesses we have acquired, have provided products or services to more than 60,000 customers in the last 18 months. We had revenue for 1998, of $61.6 million. During the year ended December 31, 1998 we completed the sale of $160 million in 13% senior notes and warrants. Since year end, affiliates of Sandler Capital have agreed to invest $20 million in our preferred stock, of which $16 million has been received. As a result of the investment in our preferred stock, we also have met the requirements to increase the borrowing capacity under our existing Comdisco equipment lease facility by an additional $20 million.

  We began offering Enterprise Network Services in December 1997 and as of December 31, 1998, had entered into long-term Enterprise Network Service contracts with 18 customers with an aggregate of approximately 1,537 computers and handsets. We expect these contracts will provide us with approximately $2.4 million in annual contract revenues, and over their terms we expect they will produce total revenues of approximately $14.6 million. Although these contracts may be canceled by the customer, cancellation requires payment of a fee designed to reimburse us for all or substantially all of our costs incurred in entering into the contract.

  During 1998 we made several strategic acquisitions, the latest and most significant of which was the acquisition of substantially all of the assets of Tie. With the acquisition of these assets we have accelerated our growth by adding 24 new markets and 436 employees with extensive experience in telephony products and services and by gaining the opportunity to cross-market our data products and services, including Enterprise Network Services, to Tie's 55,000 telephony customers.

  We expect that this expansion will require additional capital expenditures and direct operating costs and expenses. As a result, we expect our net losses to increase. However, as our customer base grows and we are successful in offering all of our data services and products, we believe revenue will increase faster than operating expenses and will generate positive cash flow.

Description of Financial Components

  We classify our business into five business segments: data services, voice services, Enterprise Network Services, data products and voice products. The following table outlines the components of revenue and the related cost of sales, excluding depreciation, by business segment:


           Revenue                   Cost of Sales (excluding depreciation)
           -------                   --------------------------------------
Data Services
 . Professional                  . engineer and technician compensation and
  web design, data network        benefits
  monitoring and support and
  data network planning and
  design......................

 . Network                       . leased line facilities charges connecting a
 provision of frame relay (ATM   customer to a long distance or local network
 and IP switching), Internet
 access and web hosting.......
                                . capacity charges that long distance and local
                                 carriers, Internet providers and others impose
                                 to use their switches, ports, servers and other
                                 equipment

                  ------------------------------------------

Voice Services
 . Professional                 . engineer and technician compensation and
 voice network monitoring and   benefits
 support, and voice network
 planning and design..........
 . Network                      . leased line facilities charges connecting a
 long distance service, local   customer to a long distance or local network
 telephone service and public
 phone service................
                               . capacity charges that long distance and local
                                carriers, Internet providers and others impose
                                to use their switches, ports, servers and other
                                equipment

                  ------------------------------------------

Enterprise Network Services
 . long-term contracts (typically   . costs associated with all of the data and
 three to five years) under which   voice products and services we offer
 we own, manage and are
 responsible for all or a portion
 of the network inside the
 customer's premises..............

                  ------------------------------------------

Data Products
 . sale and installation of data       . cost of data network equipment
 network equipment...................
                                      . installation of data network equipment

                  ------------------------------------------

Voice Products
 . sale and installation of voice     . cost of voice network equipment
 network equipment..................
                                     . installation of voice network equipment

  Selling, general and administrative expenses have increased significantly and will continue to increase as we recruit additional management and support personnel necessary for continued growth. The Tie acquisition contributed substantially to this increase.

  . Sales and marketing expenses include commissions paid in connection with our sales programs, marketing salaries and benefits, travel expenses, trade show expenses, consulting fees and promotional costs. Also included are the costs of acquiring a customer such as telemarketing, brochures and targeted advertising and promotional campaigns. We expect these expenses to increase as we add additional sales and marketing personnel and further implement our business plan.

  . General and administrative expenses primarily consist of salaries and related expenses of management and support services personnel, occupancy fees, professional fees and general corporate and administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support software platform.

  Depreciation and amortization expense includes depreciation of property, network and equipment, including assets used for our internal use and assets being used by our customers under Enterprise Network Services contracts. Amortization expense includes the amortization of intangible assets, primarily goodwill, that resulted from business acquisitions. Depreciation and amortization will increase in connection with our capital deployment strategies and as a result of increased amortization of intangibles resulting from future acquisitions.

Results of Operations

  Management evaluates and makes operating decisions about each of our operating segments based on a number of factors. Two of the more significant factors we use in evaluating operating performance are: revenue and gross margin before depreciation. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used by management in evaluating operating performance.

                           For the period from
                                Inception            Year ended December 31,
                          through December 31,   ----------------------------------
                                  1996                1997             1998
                          ---------------------------------------------------------
                             (in thousands)      (in thousands)   (in thousands)
Revenue:
  Data services.........  $        --        --% $     585     6% $   3,620     6%
  Voice services........            58       59      2,203    22     22,299    36
  Enterprise Network
   Services.............           --        --          6    --      2,003     3
  Data products.........            40       41      6,658    65     20,892    34
  Voice products........           --        --        758     7     12,786    21
                          ------------ --------  --------- -----  --------- -----
    Total revenue.......  $         98      100% $  10,210   100% $  61,600   100%
                          ============ ========  ========= =====  ========= =====
Cost of sales (excluding
 depreciation):
  Data services.........  $        --            $      51        $   1,509
  Voice services........            40               1,224           13,383
  Enterprise Network
   Services.............           --                    3              695
  Data products.........            39               5,601           18,642
  Voice products........           --                  490            9,474
                          ------------           ---------        ---------
    Total cost of sales
     excluding
     depreciation.......  $         79           $   7,369        $  43,703
                          ============           =========        =========
Gross margin before de-
 preciation:
  Data services.........  $         -            $     534        $   2,111
  Voice services........            17                 979            8,916
  Enterprise Network
   Services.............           --                    3            1,308
  Data products.........             1               1,057            2,250
  Voice products........           --                  268            3,312
                          ------------           ---------        ---------
    Total gross margin
     before
     depreciation.......  $         18           $   2,841        $  17,897
                          ============           =========        =========

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1998

  Revenue increased by $51.4 million in 1998 to almost six times 1997 revenue. The increase in revenue was due to our expansion from eight markets at December 31, 1997 to 32 markets at December 31, 1998. This expansion was primarily due to the six acquisitions we completed during the year and internal growth of our operations and sales staff. The most significant acquisition was the acquisition of substantially all of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition resulted in most of the significant increase in voice product revenue and an even greater increase in voice services revenue. The increase in data products is primarily a result of the development and growth of existing markets and a full year of operations in 1998 compared to a partial year of operations in 1997 for those markets we entered in late 1997. As a result of the Tie acquisition, and our strategy to increase our services offering, our overall revenue mix shifted from 27% in services in 1997, to 45% in services in 1998.

  Cost of sales excluding depreciation increased $36.3 million from 1997 to 1998. Cost of sales (excluding depreciation) as a percentage of total revenue declined slightly from 72% in 1997 to 71% in 1998. Cost of sales (excluding depreciation) related to sales of services, as a percentage of service revenue, increased from 46% in 1997 to 56% in 1998 while cost of sales (excluding depreciation) related to product sales, as a percentage of product revenue, remained relatively constant, increasing from 82% to 83%. The increase in cost of sales (excluding depreciation) as a percentage of service revenue was primarily due to a shift in product mix to services such as long-distance which have a higher related cost of sales (excluding depreciation).

  Selling, general, and administrative expenses increased $36.9 million from 1997 to 1998, but decreased as a percentage of revenue from 108% in 1997 to 78% in 1998. As with most companies in their early stages of formation, our selling, general and administrative expenses have been disproportionately high, compared to revenue. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

  The $36.9 million increase was primarily a result of:

  .  the expansion from 8 to 32 markets;

  .  the completion of six acquisitions;

  . an increase from 165 employees at December 31, 1997 to 877 at December 31, 1998 (436 of which were hired as a result of the Tie acquisition); and

  . continued growth of the support services organization required to support expanding field operations, which accounted for approximately $20.2 million or 42% of the total.

  Depreciation and amortization expense increased approximately $6.0 million from 1997 to 1998. This increase is a direct result of an increase of $22.7 million in property, network and equipment from the end of 1997 to the end of 1998. In addition, goodwill increased $42.6 million and other intangible assets increased $1.7 million as a result of the six acquisitions completed in 1998. The increase in property, network and equipment is largely due to:

  .  the expansion from 8 to 32 markets (mainly through acquisitions);

  . the development and deployment of our next generation convergent data and voice switching architecture, the E-POP(TM), in three markets;

  .  continued development of our operational support system;

  . the increase in assets managed under Enterprise Network Services contracts; and

  . office equipment and furniture related to the growth of our support services organization

  Interest expense increased by approximately $17.3 million as a result of the April 1998 issuance of the $160 million principal amount of 13% Senior Notes and warrants. Approximately $1.2 million of this increase relates to accretion of the debt discount resulting from the value assigned to the warrants and amortization of debt issuance costs neither of which are cash expenses. Interest expense also increased as a result of assumed indebtedness from acquisitions, as well as capital purchases through our equipment leasing facilities with Comdisco and Sun Financial, Inc.

  Interest income increased approximately $4.4 million as a result of the temporary investment of the proceeds of the offering of the 13% Senior Notes, prior to use in our business.

  Other expense (net) increased by approximately $92,000 and primarily consisted of losses on disposal of assets and miscellaneous other non-operating types of expenses.

Period Ended December 31, 1996 Compared to the Year Ended December 31, 1997


  Revenue increased $10.1 million from 1996 to 1997. The 1997 revenue includes a full year of operations. In comparison, there were only 15 days of revenue generating operations in 1996. Also, we completed five acquisitions in 1997, which added $2.9 million in revenue and expanded our operations from one to eight markets.

  Cost of sales (excluding depreciation) increased $7.3 million from 1996 to 1997. Cost of sales (excluding depreciation) as a percentage of revenue declined from 81% in 1996 to 72% in 1997 because of a change in our service offering from public telephone services in 1996 to sales of other data and voice products and services in 1997.

  Selling, general and administrative expenses increased $10.4 million from 1996 to 1997. The increase was primarily a result of:

  .  the expansion from one to eight markets.

  .  the completion of five acquisitions.

  . an increase of 143 employees from 22 at December 31, 1996 to 165 at December 31, 1997.

  . building our support services organization to support anticipated growth in field operations which accounted for approximately $7.3 million or 67% of the total selling, general and administrative expenses for 1997.

  Depreciation and amortization expense increased approximately $1.4 million from 1996 to 1997. This increase is because of the increase in assets purchased and developed in our expansion from one to eight markets and capitalized costs associated with the development of our operational support system. Also, an increase in goodwill as a result of the five acquisitions we completed in 1997 caused an increase in the amortization of goodwill.

  Interest expense increased by approximately $155,000 as a result of assumed indebtedness from acquisitions and capital purchases through our equipment leasing facility with Sun Financial Group, Inc.

  Interest income increased approximately $251,000 as a result of the temporary investment of funds received in our private equity offerings in February and October of 1997.

  Other expense (net) increased by approximately $156,000 and primarily consists of losses on disposal of assets and miscellaneous other non-operating types of expenses.

Liquidity and Capital Resources

  Since inception, we have funded a significant portion of our operations through financing activities. Our private placements of debt and equity securities generated net proceeds of $152.4 million in 1998, $17.3 million in 1997 and $4.4 million in 1996. Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions, and the operating losses incurred during the start up phase in each new market we establish or acquire.

  As of December 31, 1998, we had current assets of $73.0 million, including cash and cash equivalents of $25.6 million, restricted cash of $20.8 million, and working capital of $28.5 million. In addition, we also had $30.5 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

 Cash Flows From Operating Activities:

  Operating activities used cash of approximately $28.7 million for the year ended December 31, 1998 and $6.7 million for the year ended December 31, 1997. While this represents an increase of $22.0 million from 1997 to 1998, the percentage increase in cash used in operating activities is significantly less than the percentage increase in net loss. In addition, cash used in operating activities was 65% of revenue in 1997 compared to 46% of revenue in 1998. The majority of the increase from 1997 to 1998 was due to an increase in trade accounts receivable of approximately $11.0 million and a $40.9 million increase in the operating loss which were partially offset by an increase in trade accounts payable of approximately $12.4 million, an increase of $5.2 million of accrued interest expense, and non-cash expenses such as depreciation and amortization and other changes in working capital. Cash used in operating activities during the year ended December 31, 1997 was primarily due to our net loss of $9.7 million partially offset by non-cash expenses such as depreciation and amortization and changes in working capital.

 Cash Flows From Investing Activities:

  Investing activities used cash of $94.6 million during the year ended December 31, 1998 and $11.6 million during the year ended December 31, 1997. Cash used in investing activities during 1998 consisted of restricted cash investments in U.S. government securities of $50.9 million, business combinations of $42.4 million and capital expenditures of $6.9 million. These cash uses were partially offset by maturing short-term investments of $7.4 million. Cash used for investing activities during the year ended December 31, 1997 consisted of $7.4 million used for short term investments, $2.0 million in capital expenditures and $1.5 million for business combinations.

  In August 1998, we completed the acquisition of substantially all the assets of Tie Communications, Inc. The purchase price consisted of $40.0 million in cash and the assumption of certain liabilities, which, with legal and professional and other costs resulted in a total purchase price of approximately $51.4 million. We have also incurred substantial integration costs and will incur additional integration costs in 1999.

 Cash Flows From Financing Activities:

  Financing activities provided cash of $148.3 million for the year ended December 31, 1998 and $15.9 million for the year ended December 31, 1997. Cash provided by financing activities during 1998 consisted of approximately $152.4 million in net proceeds from the sale of the 13% Senior Notes and outflows of approximately $4.3 million in payments on long-term borrowings. In 1997 cash flows from financing activities consisted of $17.3 million in net proceeds from the sale of shares of our common stock and warrants which was partially offset by approximately $1.4 million in debt repayments.

  On March 17, 1999, we executed an agreement pursuant to which various affiliates of the Sandler/21st Century Group agreed to purchase 800,000 shares of Convertible Preferred A Stock and warrants to purchase 1,000,000 shares of our common stock. We sold 640,000 shares of Convertible Preferred A Stock and warrants to purchase 800,000 shares of our common stock on March 17, 1999 for total consideration of $16.0 million. The balance of the shares and warrants are required to be purchased for $4.0 million no later than March 31, 1999. Each share of Convertible Preferred A Stock is currently convertible into five shares of our common stock. The Convertible Preferred A Stock will automatically convert into common stock upon a public offering which provides gross proceeds to us in excess of $50.0 million. At the public offering, each share of Convertible Preferred A Stock will convert into a minimum of 5 and a maximum of 7.14 shares of common stock, depending on the price of common stock in the public offering. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $10.00 per share for a period of five years. The proceeds from the first closing, net of related offering costs, were approximately $15.3 million. One of our directors, Michael Marocco, is a principal of several of the entities in the Sandler/21st Century Group.

  On April 2, 1998, we completed the offering of our 13% Senior Notes, which consisted of $160.0 million of promissory notes and warrants to purchase 1,728,000 shares of common stock. At the closing, we deposited $56.8 million of the proceeds in a collateral account. The amount in the collateral account along with the interest earned, will be sufficient to pay the first six interest payments on the 13% Senior Notes, the first of which was made on October 1, 1998. We received approximately $95.6 million after deducting offering costs of approximately $7.6 million and funding the collateral account. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and to make certain payments, including dividends.

  In November 1997, we entered into a three year Program Agreement with Comdisco, Inc. through which we can receive up to $50 million of equipment lease financing. At December 31, 1998, $10 million of financing was available to us under this facility of which approximately $7.6 million was being utilized. As a result of the sale of our Convertible Preferred A Stock, we have met all of the requirements for an additional $20 million to become available under this Program Agreement. The Program Agreement expires on June 30, 2000.

  We have an agreement with Sun Financial Group, Inc., a subsidiary of GATX Capital Corporation, which was used to finance our internal capital needs under which $4.4 million was outstanding on December 31, 1998. We also have a $1.8 million fleet agreement with GE Capital Fleet Services for financing purchases of company vehicles which had not been utilized as of December 31, 1998.

  Subsequent acquisition: In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. ("KCI"). KCI was a telecommunications equipment provider and integrator. The purchase price consisted of $1.5 million in cash, $4.5 million in notes payable due between July 1999 and February 2000, 30,000 shares of our common stock and assumed liabilities of $2.5 million. Upon the completion of an equity or debt financing with net proceeds in excess of $25.0 million, $3.5 million of the notes payable will become due.

 General:

  We have significant debt in relation to our equity. At December 31, 1998, we had $168 million in debt and $21.0 million in shareholders' deficit. Our relatively high leverage could negatively affect our operations in a number of ways, including:

  . reducing our ability to obtain additional financing when desired for acquisitions and expansions;

  . reducing our funds available for other corporate purposes, because of the significant interest payments required by our indebtedness; and

  . reducing our flexibility to respond to downturns in the economy or in our business.

  Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

  .  establishment of our nationwide IP/ATM network connecting our E-POPs(TM)

  . funding the development of our enterprise networks (which includes providing our customers with all necessary hardware, software, transmission facilities and management services)

  .  deploying E-POPs(TM) in all of our markets

  .  continuing to develop customer care and sales organizations

  .  continuing development of CTISS

  .  funding operating losses and debt service requirements

  We will also continue to evaluate acquisitions and investments in light of our long-range plans. Completing additional acquisitions and investments could require us to spend our cash and we would need to raise additional capital sooner.

  We estimate that our existing funds, the proceeds of our March 1999 sale of preferred stock, our available borrowing and lease financing capacity and the proceeds from the exercise of our warrants which will expire in July 1999 will be sufficient to meet our capital requirements for approximately the next 12 to 18 months.

Following the exhaustion of such funds, we will need to raise additional funds from other sources. In addition, we could require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we will be successful in raising sufficient debt or equity capital to fund our operations on a timely basis on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy or delay or abandon some of our future plans or expenditures or miss an interest payment on our debt. Any of these events would have a material adverse effect on our financial condition and results of operations.

Recently Adopted Accounting Standards

  Effective January 1, 1998 we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income.

  We have adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. We have disclosed the business segments that we operate in along with the financial information that management uses in measuring the operating performance of those segments and for allocating resources to each segment as required by this statement. The adoption of this statement had no affect our results of operations, financial position or cash flows.

  The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, though early adoption is encouraged. We have adopted SOP 98-5 for fiscal year ended December 31, 1998. The amount of start-up costs written off as a result of the adoption of this SOP was not material.

Effects of Inflation and Interest Rates

  Management does not believe that its business is impacted by inflation or interest rates to a significantly different extent than businesses in general. However, there can be no assurances that inflation or interest rate changes will not have a material effect on the our operations in the future.

Impact of the Year 2000

  The "year 2000 issue" generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. Those computers and software will need to be upgraded or replaced to accept four digit dates to distinguish dates in the 21st century from dates in the 20th century. The problem could result in system failures or miscalculations and cause disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  State of Readiness. We have created a task force (consisting of representatives from our information technology, product management, sales and marketing, finance and legal departments) that evaluates our internal and external systems as they relate to year 2000 issues. We have reviewed our critical internal systems, including our systems for customer billing, customer service and financial reporting. We have obtained year 2000 readiness certifications from most manufacturers and suppliers of our internal systems. Any internal systems which were identified as having a potential problem have already been replaced or are in the process of being replaced. Except for portions of two systems relating to order entry procedures which we acquired in our last two acquisitions (Tie Communications and KCI), we believe that our internal systems are year 2000 ready. We are in the process of moving all of the information from the acquired systems to our year 2000 ready system, which should be completed by the third quarter of 1999.

  We continue to assess internal non-information technology systems and external systems, including systems used by manufacturers and suppliers of computer equipment, software programs, telephone systems, data systems, systems comprising our enterprise networks and equipment used to provide services to our customers.

  To date, we have not identified any year 2000 issues with third-parties which could have a material adverse effect on our business. We may identify a significant internal or external year 2000 issue in the future which, if not remediated in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

  Costs. Other than time spent by our personnel which could be spent on other matters, we have not incurred any significant costs in identifying year 2000 issues. We do not anticipate any significant further costs in identifying year 2000 issues. Programming costs associated with conforming the two non-ready systems are estimated to be approximately $300,000. We are currently evaluating an upgrade to a third party off-the-shelf product, that would replace the two non-ready systems as well as providing order entry, logistics, call center, sales force automation and contract management functionality. The estimated costs of the upgrades are estimated to be between $4 million and $6 million. We have prepared contingency plans, including manual order entry procedures, and identification of potential software modifications, in the event that there are delays in moving the information from the non-ready systems to our year 2000 systems. Costs associated with our contingency plans could include the hiring of additional personnel to process orders and implement software modifications. The exact amount of the costs associated with our contingency plans cannot be determined at this time as a result of not knowing the number of additional personnel that may need to be hired.

  Risks of Year 2000 Issues. Based on our assessments to date, we believe that we will not experience any material disruption as a result of year 2000 issues in internal systems or information processing. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control of those third party systems and products will be year 2000 ready. If some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations. In addition, if a critical provider of services, such as those providers supplying electricity, water or other services, or a vendor or manufacturer supplying products sold to our customers, experiences difficulties resulting in disruption of services to us or the sale of malfunctioning products to our customers, there could be a material adverse effect on our business. Potential risks include (i) the disruption of utility services resulting in a closure of the affected facility for the duration of the disruption, (ii) the inability to process customer billing accurately or in a timely manner, (iii) the inability to provide accurate financial reporting to management, auditors, investors and others, (iv) litigation costs associated with potential suits from customers and investors and (v) delays in implementing other projects as a result of work by internal personnel on year 2000 issues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  This item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Convergent Communications, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Convergent Communications, Inc. at December 31, 1997 and 1998, and the results of their operations and their cash flows for the period January 1, 1996 to December 16, 1996, the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As explained in Note 1 to the financial statements, the Successor Company purchased all of the net assets of the Predecessor Company as of December 17, 1996. The transaction was accounted for as a purchase whereby the purchase price was allocated to the assets and liabilities of the Predecessor based on their estimated fair values as of December 17, 1996. Accordingly, the financial statements of the Successor Company are not comparable to those of the Predecessor.

PricewaterhouseCoopers LLP

Denver, Colorado
March 5, 1999, except for
Note 16, as to which the date is March 17, 1999

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   667,344  $ 25,597,461
  Short-term investments.............................   7,371,303           --
  Restricted cash....................................         --     20,800,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $21,389 and $1,908,811,
   respectively......................................   2,075,150    17,661,220
  Inventory..........................................     230,809     6,826,732
  Prepaid expenses, deposits and other current
   assets............................................     218,349     2,134,210
                                                      -----------  ------------
    Total current assets.............................  10,562,955    73,019,623
                                                      -----------  ------------
Property, network and equipment......................   5,448,183    28,139,460
Less accumulated depreciation........................    (610,386)   (4,882,832)
                                                      -----------  ------------
    Total property, network and equipment............   4,837,797    23,256,628
Restricted cash......................................     405,816    30,549,658
Goodwill, net of amortization of $475,052 and
 $2,967,283, respectively............................   6,392,600    46,526,288
Other intangible assets, net of amortization of
 $358,486 and $1,470,363, respectively...............   1,728,575    10,281,016
Investments and other assets.........................     994,426     1,225,626
Leases receivable, net of current portion............         --        796,790
                                                      -----------  ------------
    Total assets..................................... $24,922,169  $185,655,629
                                                      ===========  ============
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable............................. $ 2,040,457  $ 15,061,514
  Accrued compensation...............................   1,467,587     4,583,140
  Accrued interest...................................         --      5,214,133
  Other accrued liabilities..........................     691,781     8,666,182
  Deferred revenue and customer deposits.............      61,545     5,211,748
  Current portion of notes payable...................     163,220       603,919
  Current portion of capital leases..................     804,138     5,179,251
                                                      -----------  ------------
    Total current liabilities........................   5,228,728    44,519,887
Long-term notes payable, less current portion........     378,761   153,730,573
Long-term capital leases, less current portion.......     586,950     8,754,054
                                                      -----------  ------------
    Total liabilities................................   6,194,439   207,004,514
                                                      ===========  ============
Commitments (Note 8)
Shareholders' equity (deficit):
  Preferred stock, 1 million shares authorized , none
   issued............................................         --            --
  Common stock, no par value, 100 million shares
   authorized, 26,859,000 and 27,848,270 issued and
   outstanding, respectively.........................  24,004,297    27,486,554
  Warrants...........................................   4,773,751    11,719,399
  Treasury stock.....................................         --       (501,674)
  Deferred compensation obligation...................         --        501,674
  Accumulated other comprehensive income.............     (16,864)          --
  Unearned compensation..............................    (204,750)     (150,150)
  Accumulated deficit................................  (9,828,704)  (60,404,688)
                                                      -----------  ------------
    Total shareholders' equity (deficit).............  18,727,730   (21,348,885)
                                                      -----------  ------------
      Total liabilities and shareholders' equity
       (deficit)..................................... $24,922,169  $185,655,629
                                                      ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the
                           period from  For the period
                           January 1,   from Inception    For the year ended
                          1996 through     through           December 31,
                          December 16,   December 31,  -------------------------
                              1996           1996         1997          1998
                          ------------- -------------- -----------  ------------
                          (Predecessor)  (Successor)   (Successor)  (Successor)
Data and voice service
 revenue................   $1,495,977     $   57,754   $ 2,794,777  $ 27,922,022
Data and voice product
 revenue................          --          39,387     7,415,247    33,678,089
                           ----------     ----------   -----------  ------------
    Total revenue.......    1,495,977         97,741    10,210,024    61,600,111
                           ----------     ----------   -----------  ------------
Cost of sales, excluding
 depreciation...........    1,018,494         79,459     7,368,509    43,703,183
Selling, general and
 administrative.........      554,109        552,092    10,982,769    47,861,785
Depreciation and
 amortization...........      124,086         40,698     1,453,019     7,493,613
                           ----------     ----------   -----------  ------------
    Total operating
     expenses...........    1,696,689        672,249    19,804,297    99,058,581
                           ----------     ----------   -----------  ------------
Operating loss..........     (200,712)      (574,508)   (9,594,273)  (37,458,470)
Interest expense........      (20,588)          (884)     (155,450)  (17,501,512)
Interest income.........          --             --        251,290     4,632,420
Other income (expense)..          --             --       (156,346)     (248,422)
                           ----------     ----------   -----------  ------------
    Net loss............   $ (221,300)    $ (575,392)  $(9,654,779) $(50,575,984)
                           ==========     ==========   ===========  ============
Net loss per share
 (basic)................                  $    (0.07)  $     (0.46) $      (1.84)
                                          ==========   ===========  ============
Weighted average shares
 outstanding (basic)....                   7,774,651    20,921,569    27,463,469
                                          ==========   ===========  ============
Net loss per share
 (diluted)..............                  $    (0.07)  $     (0.46) $      (1.84)
                                          ==========   ===========  ============
Weighted average shares
 outstanding (diluted)..                   7,774,651    20,921,569    27,463,469
                                          ==========   ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Predecessor

Balance, December 31, 1995........................................... $ 216,833
 Net loss allocated to members.......................................  (221,300)
 Contributions from members..........................................   214,128
                                                                      ---------
Balance December 16, 1996............................................ $ 209,661
                                                                      =========

Successor

                                                                                               Accumulated
                                                                      Deferred                    Other
                     Common      Common                  Treasury   Compensation   Unearned   Comprehensive Accumulated
                     Shares       Stock      Warrants      Stock     Obligation  Compensation    Income       Deficit
                   ----------  -----------  -----------  ---------  ------------ ------------ ------------- ------------
Balance, March 1,
1996.............         --   $       --   $       --   $     --     $    --     $     --      $    --     $        --
 Conversion from
 Subchapter S
 corporation.....         --      (401,467)         --         --          --           --           --              --
 Initial sale of
 stock to
 founders........   7,500,000      450,000          --         --          --           --           --              --
 Sale of stock in
 private
 placement.......   4,739,525    4,587,525      152,000        --          --           --           --              --
 Offering costs..         --      (411,310)         --         --          --           --           --              --
 Stock issued in
 acquisition of
 ICN.............   3,500,000    3,500,000          --         --          --           --           --              --
 Compensation....         --       282,267          --         --          --           --           --              --
 Net loss........         --           --           --         --          --           --           --         (173,925)
                   ----------  -----------  -----------  ---------    --------    ---------     --------    ------------
Balance, December
31, 1996.........  15,739,525    8,007,015      152,000        --          --           --           --         (173,925)
 Sale of stock in
 private
 placement.......   9,060,475   15,845,915    3,414,560        --          --           --           --              --
 Offering costs..         --    (2,780,400)     777,291        --          --           --           --              --
 Stock issued to
 SONeTech........     375,000      375,000          --         --          --           --           --              --
 Stock issued in
 acquisitions....     875,000    2,112,500          --         --          --           --           --              --
 Exercise of
 stock options...     950,000      261,750          --         --          --      (204,750)         --              --
 Stock
 purchases.......    (200,000)     (12,000)         --         --          --           --           --              --
 Compensation....      59,000      194,517          --         --          --           --           --              --
 Warrants........         --           --       429,900        --          --           --           --              --
 Other
 comprehensive
 income:
 Unrealized loss
 on securities...         --           --           --         --          --           --       (16,864)            --
 Net loss........         --           --           --         --          --           --           --       (9,654,779)
                   ----------  -----------  -----------  ---------    --------    ---------     --------    ------------
Balance, December
31, 1997.........  26,859,000   24,004,297    4,773,751        --          --      (204,750)     (16,864)     (9,828,704)
 Common stock
 issued for:
 401(k) match....     137,994      435,894          --         --          --           --           --              --
 Payments to
 consultants.....      20,333       55,000          --         --          --           --           --              --
 Correction of
 private
 placement.......      20,000          --           --         --          --           --           --              --
 Business
 combinations....     480,000    2,266,400          --         --          --           --           --              --
 Exercise of
 stock options...      87,000       16,500          --         --          --           --           --              --
 Exercise of
 warrants........      69,950      129,235      (20,635)       --          --           --           --              --
 Compensation....     173,993      579,228          --         --          --        54,600          --              --
 Deferred stock
 compensation....         --           --           --    (501,674)    501,674          --           --              --
 Warrants issued
 in private
 placement.......         --           --     6,886,400        --          --           --           --              --
 Warrants issued
 to consultants..         --           --        79,883        --          --           --           --              --
 Other
 comprehensive
 income:
 Reclassification
 adjustment for
 loss included in
 net loss........         --           --           --         --          --           --        16,864             --
 Net loss........         --           --           --         --          --           --           --      (50,575,984)
                   ----------  -----------  -----------  ---------    --------    ---------     --------    ------------
Balance, December
31, 1998.........  27,848,270  $27,486,554  $11,719,399  $(501,674)   $501,674    $(150,150)    $    --     $(60,404,688)
                   ==========  ===========  ===========  =========    ========    =========     ========    ============
                      Total
                   -------------
Balance, March 1,
1996.............  $        --
 Conversion from
 Subchapter S
 corporation.....      (401,467)
 Initial sale of
 stock to
 founders........       450,000
 Sale of stock in
 private
 placement.......     4,739,525
 Offering costs..      (411,310)
 Stock issued in
 acquisition of
 ICN.............     3,500,000
 Compensation....       282,267
 Net loss........      (173,925)
                   -------------
Balance, December
31, 1996.........     7,985,090
 Sale of stock in
 private
 placement.......    19,260,475
 Offering costs..    (2,003,109)
 Stock issued to
 SONeTech........       375,000
 Stock issued in
 acquisitions....     2,112,500
 Exercise of
 stock options...        57,000
 Stock
 purchases.......       (12,000)
 Compensation....       194,517
 Warrants........       429,900
 Other
 comprehensive
 income:
 Unrealized loss
 on securities...       (16,864)
 Net loss........    (9,654,779)
                   -------------
Balance, December
31, 1997.........    18,727,730
 Common stock
 issued for:
 401(k) match....       435,894
 Payments to
 consultants.....        55,000
 Correction of
 private
 placement.......           --
 Business
 combinations....     2,266,400
 Exercise of
 stock options...        16,500
 Exercise of
 warrants........       108,600
 Compensation....       633,828
 Deferred stock
 compensation....           --
 Warrants issued
 in private
 placement.......     6,886,400
 Warrants issued
 to consultants..        79,883
 Other
 comprehensive
 income:
 Reclassification
 adjustment for
 loss included in
 net loss........        16,864
 Net loss........   (50,575,984)
                   -------------
Balance, December
31, 1998.........  $(21,348,885)
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the
                                                                   period from  For the period
                                                                   January 1,   from Inception    For the year ended
                                                                  1996 through     through           December 31,
                                                                  December 16,   December 31,  -------------------------
                                                                      1996           1996         1997          1998
                                                                  ------------- -------------- -----------  ------------
                                                                  (Predecessor)  (Successor)   (Successor)  (Successor)
Cash flows from operating activities
 Net loss.......................................................    $(221,300)    $ (575,392)  $(9,654,779) $(50,575,984)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization..................................      124,076         40,698     1,453,019     7,493,613
 Amortization of deferred financing costs and accretion of debt
  discount......................................................          --             --            --      1,162,465
 Provision for uncollectible accounts...........................        3,802            --            --        196,532
 Stock compensation expense.....................................          --         282,267       194,517       633,828
 401k contributions through the issuance of stock...............          --             --            --        435,894
 Warrants issued for the payment of consulting fees.............          --             --            --         79,883
 Loss from sale of equipment....................................          312            --         50,751           --
 Other..........................................................          --             --         40,000           --
 Change in working capital (net of acquisitions):
  Trade accounts receivable.....................................       61,535        (97,741)   (1,527,544)  (10,969,753)
  Inventory.....................................................          --             --       (230,809)   (2,068,102)
  Prepaid expenses, deposits and other current assets...........        1,107        (51,697)      (43,420)     (870,269)
  Trade accounts payable........................................       10,341         56,278     1,326,723    12,357,189
  Accrued compensation..........................................          --             --      1,467,587     2,591,776
  Accrued interest..............................................          --             --            --      5,214,133
  Deferred revenue and customer deposits........................          --             --         61,545     3,299,802
  Other accrued liabilities.....................................      (10,544)       103,731       161,127     2,321,332
                                                                    ---------     ----------   -----------  ------------
 Net cash used in operating activities..........................      (30,671)      (241,856)   (6,698,283)  (28,697,661)
Cash flows from investing activities
 Additions of property and equipment............................      (35,742)       (28,713)   (2,042,203)   (6,877,095)
 Acquisitions, net of cash acquired.............................          --      (1,157,304)   (1,542,208)  (42,364,328)
 Short-term investments.........................................          --             --     (7,388,167)    7,388,167
 Restricted cash................................................          --             --       (405,816)  (50,943,842)
 Leases receivable..............................................          --             --            --     (1,174,302)
 Intangible and other assets....................................         (115)      (259,637)     (269,425)     (675,206)
                                                                    ---------     ----------   -----------  ------------
 Net cash used in investing activities..........................      (35,857)    (1,445,654)  (11,647,819)  (94,646,606)
Cash flows from financing activities
 Proceeds from senior notes and warrants, net...................          --             --            --    152,377,955
 Payments on notes payable......................................       (9,214)           --       (317,927)   (1,397,043)
 Payments on capital leases.....................................          --             --            --     (2,940,834)
 Proceeds from borrowings.......................................      100,000            --            --        109,206
 Proceeds from initial capital contributions....................          --         450,000           --            --
 Proceeds from sale of common stock, net........................          --       4,398,897    17,257,366           --
 Payment of note to former owner of ICN.........................          --             --     (1,000,000)          --
 Cash paid to retire indebtedness of predecessor company........          --             --       (132,380)          --
 Proceeds from exercise of stock options and warrants...........          --             --         57,000       125,100
 Repurchase of common shares....................................          --             --        (12,000)          --
                                                                    ---------     ----------   -----------  ------------
 Net cash provided by financing activities......................       90,786      4,848,897    15,852,059   148,274,384
                                                                    ---------     ----------   -----------  ------------
Net increase (decrease) in cash and cash equivalents............       24,258      3,161,387    (2,494,043)   24,930,117
Cash and cash equivalents at beginning of period................       13,438            --      3,161,387       667,344
                                                                    ---------     ----------   -----------  ------------
 Cash and cash equivalents at end of period.....................    $  37,696     $3,161,387   $   667,344  $ 25,597,461
                                                                    =========     ==========   ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

                               For the
                             period from  For the period
                             January 1,   from Inception   For the year ended
                            1996 through     through          December 31,
                            December 16,   December 31,  -----------------------
                                1996           1996         1997        1998
                            ------------- -------------- ----------- -----------
                            (Predecessor)  (Successor)   (Successor) (Successor)
Supplemental disclosure of
 other cash and non-cash
 investing and financing
 activities:
 Acquisition of equipment
  through the assumption
  of capital lease
  obligations.............     $   --         $  --      $1,674,596  $13,038,529
 Interest paid............     $18,190        $  --      $  144,782  $11,124,914

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

  References in these footnotes to "Convergent Communications(TM)," "us," "we," and "our" refer to Convergent Communications, Inc. and its subsidiaries.

  Convergent Communications, Inc. is a single-source provider of data and voice communications systems, services and solutions to small and medium-sized businesses. We design, build, install, monitor and manage data and telephony networks inside enterprises and provide external network services such as data transport long distance, and local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing a next-generation, converged data and voice switching platform in each of the markets in which we operate to efficiently handle our customers' traffic. We provide the following products and services:

  .  Data Services

  .  Voice Services

  .  Enterprise Network Services

  .  Data Products

  .  Voice Products

  In November 1996, we consummated a private placement offering (the "Private Placement") and on December 17, 1996 we acquired all of the assets of Integrated Communication Networks, L.C. ("ICN") in exchange for cash, notes and shares of common stock. This acquisition has been treated as a business combination accounted for by the purchase method of accounting. The accompanying consolidated financial statements include the accounts of ICN from December 17, 1996, the effective date of the acquisition. For purposes of identification and description, ICN is referred to as the "Predecessor" for the period prior to the acquisition. In these financial statements the term "Successor" is used to refer to us since our inception and to ICN since December 17, 1996 (see Note 3).

  Our ultimate success depends upon, among other factors, establishment of our nationwide network, funding the development of our enterprise networks, continuing to develop our customer care and sales organizations, integrating acquired businesses, attracting and retaining customers, continuing to develop and integrate our operational support system and other back office systems, responding to competitive developments, continuing to attract, retain and motivate qualified personnel, and continuing to upgrade our technologies and commercialize our services incorporating such technologies. There is no assurance that we will be successful in addressing these matters and failure to do so could have a material adverse effect on our business prospects, operating results and financial condition. Our business plan will continue to require a substantial amount of capital to fund our expansion of our existing and acquired markets. As we continue to expand our business, we will seek additional sources of financing to fund our development. If we are unsuccessful in obtaining such financing, we would be compelled to alter our business strategy or delay or abandon some of our future plans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

  The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated.

 Use of Estimates:

  Our management is required to make estimates and assumptions in order to prepare the financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported

                        CONVERGENT COMMUNICATIONS, INC.

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Short-term Investments:

  Short-term investments are classified as available-for-sale securities at December 31, 1997. Gains or losses on the sale of short-term investments are recognized on the specific identification method. Unrealized gains or losses are treated as a separate component of shareholders' equity until the security that the unrealized gain or loss was recorded on is sold. Other than in restricted cash, we had no short-term investments at December 31, 1998, as none of our investments had original maturities greater than three months.

 Restricted Cash:

  Restricted cash primarily represents funds held in collateral accounts for paying semi-annual interest payments on the 13% Senior Notes through April 1, 2001. The cash is invested in U.S. Government Securities, which mature semi-annually on October 1 and April 1 through April 1, 2001 (see Note 7). Restricted cash also represents cash used to collateralize letters of credit, which are held as collateral for certain of our office leases, capital lease obligations and performance bonds. The amounts invested are classified as held to maturity and carried at amortized cost which approximates fair value.

 Fair Value of Financial Instruments:

  The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt other than the 13% Senior Notes approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. The 13% Senior Notes are publicly traded securities. The quoted fair market value and the carrying amount of the 13% Senior Notes at December 31, 1998 are as follows:

                                                          Carrying   Fair Market
                                                           Amount       Value
                                                        ------------ -----------
13% Senior Notes....................................... $160,000,000 $76,800,000
                                                        ============ ===========

 Property, Network and Equipment:

  Property, network and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term if shorter, which range from two to five years. Expenditures which significantly increase asset values or extend useful lives are capitalized. Maintenance and repairs are expensed as incurred. When property, network and equipment is retired, sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and resulting gains and losses are reflected in operations.

 Inventory:

  Inventory primarily consists of new and refurbished equipment for resale and is valued at the lower of cost or market using the first-in, first-out method. We evaluate the need for reserves associated with obsolete and excess inventory.

                        CONVERGENT COMMUNICATIONS, INC.

 Intangible Assets:

  Intangible assets consist of the following:

  . Goodwill represents the excess purchase price over the net assets acquired in acquisitions and is being amortized over ten years.

  . Customer lists were obtained through business combinations and are being amortized over five years.

  . Debt offering costs represent costs incurred in connection with an offering of 13% senior notes (see Note 7) and are being amortized over the term of the notes, ten years.

  . Deferred finance costs are costs associated with obtaining certain financing arrangements and are amortized over the life of the financing arrangement, three years.

  . Site location contracts are exclusive rights to operate public telephones at various locations we acquired through business combinations. The site location contracts are being amortized over the average lives of the contracts, primarily three years.

  . Software license fees represent proprietary rights to software associated with our public telephones which are being amortized over five years, the estimated life of the related equipment.

  We periodically evaluate the carrying amount of our intangible assets based on undiscounted cash flows, or other indicators of fair value, to determine whether adjustments to these amounts are required.

 Long-Lived Assets:

  We evaluate the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires an evaluation of indicators of impairment and future undiscounted cash flows to be generated by those assets. Impairment is measured as the amount by which the asset's carrying amounts exceed the future discounted cash flows estimated to be generated by those assets. We do not believe an impairment exists as of December 31, 1998.

 Investments:

  Investments consist of ownership interests of less than 20% in unrelated entities and are accounted for using the cost method.

 Software:

  We capitalize certain costs of developing software for internal use. Such costs are amortized on a straight line basis over three years, which is the estimated useful life of the software. In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance regarding the conditions under which the costs of internal-use software should be capitalized, and is effective for financial statements for years beginning after December 15, 1998. We do not expect the adoption of SOP 98-1 to have a material effect on our financial statements.

 Revenue Recognition:

  Revenue is recognized for product sales when the product is shipped. Revenues from non-recurring services are recognized when the services are provided. Revenue for long-term service and maintenance contracts is recognized over the term of the contract as the services are provided. Revenue from reselling of long distance service is recognized at the time of performance based on customer usage.

                        CONVERGENT COMMUNICATIONS, INC.

 Deferred Revenue:

  Deferred revenue represents the unearned portion of revenue related to our long-term service and maintenance contracts, which is recognized over the term of the contract, generally one year.

 Income Taxes:

  Deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change is enacted. We establish a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

 Stock-Based Compensation:

  We use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our employee stock-based compensation plans. We account for options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that we recognize an expense based on the fair value of the option or warrant at the time of grant.

 Concentrations of Credit Risk:

  We sell products and services to small to medium sized businesses on open account and do not obtain collateral for our receivables. We believe our reserves for potential credit losses are adequate and we perform on-going credit evaluations. To date, we have not experienced any significant credit losses.

  All of our cash, cash equivalents and investments are maintained at a single financial institution, certain accounts are over insurable limits. The investments consist of high-quality commercial paper.

 Reclassifications:

  Certain reclassifications have been made to the prior year data to make it consistent with the 1998 presentation. These reclassifications had no impact on net loss.

 Recently Adopted Accounting Standards:

  Effective January 1, 1998 we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income.

  We have adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. We have disclosed the business segments that we operate in along with the financial information that management uses in measuring the operating performance of those segments and for allocating resources to each segment as required by this statement (Note 10). The adoption of this statement had no effect on our results of operations, financial position or cash flows.

  The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-

                        CONVERGENT COMMUNICATIONS, INC.

up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, early adoption is encouraged. We have adopted SOP 98-5 for fiscal year ended December 31, 1998. The amount of start-up costs written off as a result of the adoption of this SOP was not material.

3. Acquisitions:

  Integrated Communication Networks, L.C. In December 1996, we acquired Integrated Communication Networks, L.C. (ICN), a public telephone service provider. We paid $1,232,300 in cash, issued a $1,000,000 promissory note and issued 3,500,000 shares of our common stock valued at $3,500,000 for total consideration of $5,732,300. The note was paid in January 1997.

  Communication Services of Iowa, Inc. In April 1997, we acquired Communication Services of Iowa, Inc. (CSI), an Iowa reseller of telephony keyboard PBX telephone equipment to businesses. We paid $100,000 cash, issued a $100,000 one-year promissory note at 8% and issued 50,000 shares of our common stock valued at $50,000 for total consideration of $250,000. The note was paid in March 1998.

  A.T.T.ex Corporation. In September 1997, we acquired A.T.T.ex Corporation (A.T.T.ex) of Des Moines, Iowa, a telecommunications service company that provided direct telephony service support to corporate customers. The purchase price consisted of $450,000 in cash and the issuance of 75,000 shares of our common stock valued at $187,500 for total consideration of $537,500.

  Vital Integration Solutions, Inc. In September 1997, we acquired Vital Integration Solutions, Inc. (Vital) of Des Moines, Iowa and Omaha, Nebraska, a full service integration solutions provider which specialized in comprehensive information management and networking solutions. Vital provided its clients with the hardware, software and integration services necessary to build information systems and networks. We paid $500,000 in cash and issued 750,000 shares of our common stock valued at $1,875,000 for total consideration of $2,375,000.

  Telephone Communications Corporation. In February 1998, we acquired the assets and assumed certain liabilities of Telephone Communications Corporation ("TCC") of Vail, Colorado. TCC was a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services to cities such as Dillon, Frisco and the Vail Valley. We paid $400,000 in cash, issued a $200,000 one-year note at 8% and issued 10,000 shares of our common stock which for purchase accounting purposes were assigned a value of $4.00 per share. We also assumed a note with National Network Corporation of approximately $287,000, which was paid in April 1998. Total consideration for the purchase was $927,000. We negotiated an early discounted payoff of the $200,000 note in the total amount of $180,000 (including accrued interest of $2,250) in May 1998.

  Network Computer Solutions, LLC. In February 1998, we acquired the assets and assumed certain liabilities of Network Computer Solutions ("NCS") of Greenwood Village, Colorado. NCS provided network integration services. We paid $500,000 in cash, issued 100,000 shares of our common stock which for purchase accounting purposes were assigned a value of $4.00, assumed liabilities of $438,372 and paid a finders fee of $150,000 for total consideration of $1,488,372.

  Communication Services of Colorado. In May 1998, we completed a merger with Communication Services of Colorado ("CSC") of Englewood, Colorado. CSC was a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services. The purchase price consisted of $475,000 in cash, the issuance of a $530,000 one-year note at 8% and assumed liabilities of $341,054 for total consideration of $1,346,054.

  HH&H Communications Technologies, Inc. In May 1998, we completed the acquisition of the assets and certain liabilities of HH&H Communications Technologies, Inc. ("CTI"), a voice equipment provider in Texas.

                        CONVERGENT COMMUNICATIONS, INC.

We paid $200,000 in cash, issued 30,000 shares of our common stock, which for accounting purposes were assigned a value of $4.25 per share, and assumed liabilities of $151,383 for total consideration of $478,883.

  CMB Holdings, Inc. d/b/a Independent Equipment Company. In June 1998, we completed the acquisition of substantially all of the assets of CMB Holdings, Inc. d/b/a Independent Equipment Company ("IEC"), an equipment remarketer in Florida. The purchase price consisted of the issuance of 340,000 shares of our common stock, which for accounting purposes were assigned a value of $5.00 per share, for total consideration of $1.7 million.

  Tie Communications, Inc. Effective August 1, 1998 we completed the acquisition of substantially all the assets and certain of the liabilities of Tie Communications, Inc. ("Tie"). The purchase price consisted of $40.0 million in cash and the assumption of certain liabilities, which with legal and professional and other costs resulted in a total purchase price of approximately $51.4 million. Tie was a telecommunications equipment provider and a nationwide reseller of long-distance service.

  We accounted for these acquisitions as business combinations, which were accounted for by the purchase method of accounting. We valued the acquisitions at the fair market value of the consideration given. With regard to our common stock and warrants, we determined the fair market value based upon a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. An option pricing model was also used to value our warrants. In connection with the acquisitions, the excess of consideration given over the fair market value of the net assets acquired is being amortized on a straight line basis over the estimated life of the intangible assets acquired which is five to ten years. The accompanying financial statements include the accounts of the acquired companies from the effective dates of the acquisitions.

  In addition to the business acquisitions previously discussed, we have also completed purchases of certain assets of other companies as follows:

  Big Planet, Inc. In October 1997, we acquired certain assets and assumed certain liabilities of Big Planet, Inc., of Portland, Oregon. Big Planet is an Internet service provider (ISP) offering a full range of Internet services, including Internet access, Web hosting, maintenance, and site design. We paid $250,000 in cash for the assets and the assumption of certain trade payables.

  Sigmacom Corporation. In December 1997, we acquired certain data integration assets of Sigmacom Corporation. Sigmacom is a systems integrator for corporate audio, video and data communications, providing state-of-the-art systems that combine telecommunications and computer network technologies. Sigmacom is also developing Internet application software for financial institutions such as credit unions. We paid $875,000 in cash and issued Sigmacom a warrant to purchase 50,000 shares of our common stock at an exercise price of $7.50 per share, which expires in December 1999. We valued the warrants, at an aggregate value of $30,000 utilizing an option pricing model and a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. We also acquired a minority interest in Sigmacom's software development business to which we allocated $350,000 of the purchase price.

                        CONVERGENT COMMUNICATIONS, INC.

  The consideration paid for acquisitions in 1996, 1997 and 1998, and the allocation of such consideration to the acquired assets and assumed liabilities is as follows:

                                               1996        1997        1998
                                            ----------  ----------  -----------
Cash paid, net of cash acquired...........  $1,157,304  $1,542,208  $42,364,328
Common stock issued to the former owners..   3,500,000   2,112,500    2,266,400
Notes payable and liability to former
 owners...................................   1,000,000     100,000      907,500
Receivable eliminated through the
 acquisition of ICN.......................      75,000         --           --
Warrants issued...........................         --       55,000          --
                                            ----------  ----------  -----------
    Total amount to be allocated..........  $5,732,304  $3,809,708  $45,538,228
                                            ==========  ==========  ===========
Allocation to acquired assets and assumed
 liabilities:
  Goodwill................................  $3,212,608  $3,384,168  $42,544,447
  Accounts receivable.....................      50,164     399,700    4,812,849
  Inventory...............................         --      115,971    4,586,188
  Equipment...............................   1,904,796     355,959    2,945,343
  Customer lists..........................         --          --     1,683,696
  Prepaid expenses, deposits and other
   current assets.........................       7,262       3,950      669,110
  Investments.............................         --      350,000          --
  Site contracts..........................     656,682         --           --
  Software license........................     496,643         --           --
  Accounts payable and accrued
   liabilities............................    (140,107)   (636,747)  (6,804,169)
  Deferred revenue, net of costs..........         --          --    (1,911,946)
  Debt....................................    (455,744)   (163,293)  (2,987,290)
                                            ----------  ----------  -----------
Amounts allocated.........................  $5,732,304  $3,809,708  $45,538,228
                                            ==========  ==========  ===========

  On a pro forma basis, as though the above combinations had taken place at the beginning of the periods presented, revenue, net loss and net loss per share would have been as follows (unaudited):

                                                        1997          1998
                                                    ------------  ------------
Revenue............................................ $118,964,021  $109,666,921
Net loss........................................... $(26,068,210) $(59,462,317)
Net loss per share................................. $      (1.19) $      (2.14)
Weighted average shares............................   21,963,316    27,846,802

4. Short-Term Investments:

  All of our short-term investments as of December 31, 1997 are classified as available for sale. The investments had an amortized cost basis of $7,388,167 at December 31, 1997 and a fair value of $7,371,303 at December 31, 1997. The unrealized loss at December 31, 1997 related to these investments which matured in 1998 was $16,864.

5. Leases Receivable:

  Our wholly owned subsidiary, Convergent Capital Corporation ("CCC"), leases data and telephony equipment to our customers under direct financing leases. The receivables, which are due over two to five years prepaid expenses, deposits and, are collateralized by the equipment being leased. The current portion of leases receivable is included in other current assets. The components of leases receivable and the future minimum payments receivable are as follows:

                        CONVERGENT COMMUNICATIONS, INC.

                                                                    December 31,
Receivable in:                                                          1998
--------------                                                      ------------
  1999.............................................................  $  468,189
  2000.............................................................     402,864
  2001.............................................................     266,832
  2002.............................................................     174,728
  2003.............................................................      78,670
                                                                     ----------
Gross receivables..................................................   1,391,283
Unearned income....................................................    (216,981)
                                                                     ----------
Lease receivables..................................................   1,174,302
Less: current portion..............................................    (377,512)
                                                                     ----------
Long-term lease receivables........................................  $  796,790
                                                                     ==========

6. Property, Network and Equipment:

  Property, network and equipment consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------  -----------
Office furniture and equipment......................... $2,908,261  $14,057,009
Network equipment......................................  2,256,942   12,906,012
Leasehold improvements.................................     56,559      938,645
Company vehicles.......................................    226,421      237,794
                                                        ----------  -----------
                                                         5,448,183   28,139,460
Less accumulated depreciation..........................   (610,386)  (4,882,832)
                                                        ----------  -----------
Net property, network and equipment.................... $4,837,797  $23,256,628
                                                        ==========  ===========

  Depreciation expense was $70,739 for the period from January 1, 1996 to December 16, 1996, $5,365 for the period from inception to December 31, 1996, $515,317 for the year ended December 31, 1997 and $4.3 million for the year ended December 31, 1998. We enter into capital leases for various equipment. Equipment under capital leases is as follows:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------  -----------
Network equipment...................................... $       --  $11,865,309
Furniture and equipment................................  1,674,596    4,020,300
                                                        ----------  -----------
                                                         1,674,596   15,885,609
Less accumulated depreciation..........................   (338,199)  (2,906,152)
                                                        ----------  -----------
                                                        $1,336,397  $12,979,457
                                                        ==========  ===========

                        CONVERGENT COMMUNICATIONS, INC.

7. Notes Payable and Capital Leases:

 Notes Payable

  Notes payable consist of the following:

                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
13% Senior Notes payable, (i) below................ $        --   $153,630,080
Note payable for acquisition, interest at 8%,
 principal and accrued interest due May 1999.......          --        530,000
Note payable assumed in acquisition, interest at
 9.75%, payable in monthly installments of $2,257,
 through May 2000..................................          --         35,707
Notes payable for vehicles, interest rates ranging
 from 6.9% to 11.2%, payable in monthly
 installments totaling $5,848 through June 2002,
 (ii) below........................................      147,746       138,705
Note payable, interest at 4%, payable in monthly
 installments of $1,963 through September 2014,
 (iii) below.......................................      287,565           --
Note payable for acquisition, interest at 8%,
 principal and accrued interest due March 1998.....      106,670           --
                                                    ------------  ------------
                                                         541,981   154,334,492
Less current portion...............................     (163,220)     (603,919)
                                                    ------------  ------------
Long term portion.................................. $    378,761  $153,730,573
                                                    ============  ============

--------
(i) On April 2, 1998 we completed a private offering of $160.0 million of 13% Senior Notes ("13% Senior Notes") and 640,000 warrants to purchase 1,728,000 of our common shares (the "Warrants") (collectively, the "13% Notes Offering"). The 13% Senior Notes mature on April 1, 2008 and interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 1998. At the same time as the closing of the 13% Notes Offering, we deposited U.S. Government Securities in a collateral account. The amount deposited in the collateral account together with the interest earned on those securities, will be enough to pay the first six interest payments on the 13% Senior Notes. The first payment was made on October 1, 1998. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and to make certain payments, including dividends. Each Warrant entitles the holder to purchase 2.7 shares of our common stock at an exercise price of $.01 per share. The Warrants are currently exercisable and expire on April 1, 2008. Each Warrant was assigned a value of $10.76 using an option pricing model, a market analysis of publicly traded companies and a discounted cash flow analysis. The proceeds that were attributable to the Warrants were treated as a discount to the 13% Senior Notes and allocated to shareholders' equity. We received proceeds approximately of $95.6 million after deducting offering costs of approximately $7.6 million and making the deposit of $56.8 million into the collateral account. As of December 31, 1998 the amount outstanding, net of the unaccreted discount of $6.4 million resulting from the allocation of the warrants, was $153.6 million.
(ii) In June 1997, we obtained a one-year renewable line of credit with General Motors Acceptance Corporation in the amount of $538,000 to acquire vehicles for operations. Advances under the line are payable over a four to five year term. We have used $155,521 of this credit facility of which $94,893 was outstanding at December 31, 1997 and $115,803 was outstanding at December 31, 1998. We do not anticipate additional borrowings under this facility.
(iii) This note was paid in April 1998.

  Scheduled maturities on debt outstanding are as follows:

                        CONVERGENT COMMUNICATIONS, INC.

                                                                  December 31,
     Due in:                                                          1998
     -------                                                      ------------
       1999...................................................... $    603,919
       2000......................................................       58,388
       2001......................................................       37,918
       2002......................................................        4,187
       2003......................................................          --
       Thereafter................................................  160,000,000
                                                                  ------------
                                                                   160,704,412
     Less unaccreted discount....................................   (6,369,920)
                                                                  ------------
     Total debt.................................................. $154,334,492
                                                                  ============

 Capital Leases

  Some of our equipment and equipment used by our customers is leased under capital leases. The following is a schedule of the minimum lease payments under capital leases together with the present value of the minimum lease payments.

                                                                    December 31,
     Due in:                                                            1998
     -------                                                        ------------
       1999........................................................  $6,082,644
       2000........................................................   5,440,318
       2001........................................................   3,596,597
       2002........................................................     529,588
       2003........................................................     218,450
                                                                     ----------
     Total minimum lease payments..................................  15,867,597
     Less amount representing interest.............................  (1,934,292)
                                                                     ----------
     Present value of minimum lease payments.......................  13,933,305
     Less current portion..........................................  (5,179,251)
                                                                     ----------
     Long-term portion.............................................  $8,754,054
                                                                     ==========

  Comdisco Facility. In November 1997 we entered into a three year Program Agreement with Comdisco, Inc. ("Comdisco") which provides for up to $50 million of equipment lease financing. At December 31, 1998, $10 million of the $50.0 million was available for us to use of which $7.6 million was being utilized. The Program Agreement expires on June 30, 2000.

  The Comdisco facility is collateralized by the equipment being financed. In addition, we are required to issue a warrant to acquire shares of our common stock in an amount equal to ten percent (10%) of the facility, divided by the exercise price per share. The exercise price per share is equal to the price paid by investors in recent equity offerings, not less than $3.00 per share. The warrants will be issued in three installments based upon amounts available under the facility. We issued a warrant in 1997 for the purchase of 333,333 shares of our common stock at an exercise price of $3.00 per share for the first $10 million of the facility which were valued utilizing an option pricing model, and a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. The warrants are being amortized into interest expense over three years.

                        CONVERGENT COMMUNICATIONS, INC.

  Sun Financial Facility. In May 1997, we entered into a Master Equipment Lease with Sun Financial Group, Inc. to lease equipment, facilities and related items for our internal expansion as well as equipment to be used for customer installations. The facility is collateralized by a $100,000 standby letter of credit. In connection with the establishment of the facility, we issued a warrant to Sun Financial Group, Inc. for the purchase of 80,571 shares of our common stock at an exercise price of $3.00 per share. We valued the warrant utilizing an option pricing model and a number of other factors including a market analysis of publicly traded companies and a discounted cash flow analysis. The warrant is being amortized into interest expense over three years. We had amounts outstanding under this facility of $1.4 million as of December 31, 1997 and $4.4 million as of December 31, 1998.

8. Commitments:

  We lease a portion of our buildings and equipment under operating leases. Future minimum payments under operating leases are as follows:

                                                                    December 31,
     Due in:                                                            1998
                                                                    ------------
       1999........................................................ $  4,961,985
       2000........................................................    3,943,432
       2001........................................................    3,245,816
       2002........................................................    2,442,580
       2003........................................................    1,076,301
       Thereafter..................................................      205,596
                                                                    ------------
                                                                    $ 15,875,710
                                                                    ============

  Rent expense under operating leases was $45,874 for the period from January 1, 1996 to December 16, 1996, $17,927 for the period from inception to December 31, 1996, $431,930 for the year ended December 31, 1997 and $4.3 million for the year ended December 31, 1998.

9. Shareholders' Equity:

  In connection with the acquisition of certain assets of Sigmacom (Note 3), we issued warrants to purchase 50,000 shares of our common stock exercisable at $7.50 per share through December 1999.

  On October 31, 1996, we entered into an exclusive engineering and consulting agreement with Services-oriented Open Network Technologies, Inc. ("SONeTech") for engineering services to our internal engineering staff relating solely to the initial configuration of the architecture of the E-POPTM network strategy and the development of service logic for our call processing design. We issued 375,000 shares of our common stock in exchange for a 10% equity interest in SONeTech and an exclusive engineering and consulting agreement. We will be entitled to reacquire a portion of our common stock that was issued to SONeTech at the original price of $0.06 per share if SONeTech terminates the agreement.

  In February 1997, we completed the second of two tranches of an offering of an aggregate of 7,000,000 units. Each of the units consisted of one share of common stock and one-half warrant to purchase a share of common stock (the first tranche of 4,739,525 units closed in late 1996). The units were sold at a price of $1.00 each. One warrant entitles the holder to purchase one share of common stock for a price of $1.50 per share for five years from the date of the offering. As part of the offering, we issued warrants to purchase 3,500,000 of our common shares to investors, which are exercisable at $1.50 per share. We also issued warrants to purchase

                        CONVERGENT COMMUNICATIONS, INC.

741,250 of our common shares to the placement agents, which are exercisable at $1.20 per share through November 7, 2001.

  In October 1997, we completed an offering of 6,800,000 units consisting of one share of our common stock and one-half warrant to purchase a share of our common stock. The units were sold at a price of $2.50 each. One warrant entitles the holder to purchase one share of our common stock for a price of $3.75 per share, beginning in November 1998 through July 14, 1999. The proceeds, net of related offering costs, were approximately $15.2 million. We also issued warrants to purchase 615,860 of our common shares to the placement agents exercisable at $3.00 per share beginning in May 1998 through November 14, 2002.

  In connection with the signing of financing agreements with Comdisco, Inc. and Sun Financial, we granted Comdisco, Inc. warrants to purchase 333,333 shares of our common stock and granted Sun Financial warrants to purchase 80,571 shares of our common stock. All of these warrants are exercisable at $3.00 per share. The Comdisco warrants are currently exercisable and expire on the earlier of (i) November 2007, or (ii) five years following an initial public offering of our common stock. The Sun Financial warrants are exercisable beginning in May 1998 and expire in May 2002.

  In August 1998, we entered into a consulting agreement under which the consultant recruited senior management personnel on behalf of our wholly owned subsidiary, Convergent Capital Corporation. As a result of the services performed under this agreement, we issued warrants to the consultant to purchase 125,000 shares of our common stock at $5.00 per share. The warrants are currently exercisable and expire on August 3, 2008. We valued the warrants using an option pricing model and recognized consulting expense of $79,883.

  Certain holders of our common stock and the holders of certain warrants have the right to demand that we file a registration statement to register their shares and the shares underlying their warrants in 1999.

Stock Option Plans:

  We have adopted the 1996 and 1997 Incentive and Non-Statutory Option Plans and the 1998 Stock Option Plan (the "Plans") which authorize us to grant up to 7,400,000 shares of our common stock to employees, consultants and directors under incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant non-statutory stock options.

  The Plans require that the exercise price of options we grant must be at least equal to the fair market value of a share of our common stock on the date of the grant and must be exercisable over a period of up to ten years. However, if an employee owns more than 10% of our outstanding common stock, then the exercise price of an incentive option must be at least 110% of the fair market value of a share of our common stock on the date of grant and must be exercisable over a period of five years. All of our options vest over five years.

  The Plans are administered by our Board of Directors or a committee thereof which determines the terms of the options granted, including the exercise price, the number of shares of our common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee.

  In May 1997, we accelerated the vesting provisions related to options of certain employees to purchase 950,000 shares with an exercise price of $0.06 per share and all of the options were exercised. The underlying shares are subject to a repurchase agreement over a five year period whereby we can repurchase a portion of the shares upon termination of employment. The amount available for repurchase is reduced by 20% each year of employment. In late 1997, we repurchased 200,000 shares for $0.06 per share, upon the termination of one of the exercising employees. The repurchased shares are included in the authorized but unissued shares of common stock. At December 31, 1998, approximately 370,000 shares were no longer subject to repurchase.

                        CONVERGENT COMMUNICATIONS, INC.

                                                             Weighted  Weighted
                                                             Average   Average
                                                 Number of   Exercise Grant Date
                                                   Shares     Price   Fair Value
                                                 ----------  -------- ----------
Outstanding at March 1, 1996....................        --   $     --  $    --
  Granted
   At market value..............................    785,000      1.09      0.20
   Below market value...........................  1,025,000      0.06      0.46
  Exercised.....................................        --        --        --
  Cancelled.....................................        --        --        --
                                                 ----------  --------  --------
Outstanding at December 31, 1996................  1,810,000      0.51       --
  Granted
   Above market value...........................  2,810,000      1.80      0.26
   At market value..............................    985,000      1.95      0.56
  Exercised.....................................   (950,000)     0.06       --
  Cancelled.....................................    (12,000)     1.33       --
                                                 ----------  --------  --------
Outstanding at December 31, 1997................  4,643,000      1.69       --
  Granted
   Above market value...........................  2,638,000      5.63      0.08
   At market value..............................    641,000      3.74      0.87
  Exercised.....................................    (87,000)     0.19       --
  Cancelled..................................... (1,269,500)     2.63       --
                                                 ----------  --------  --------
Outstanding at December 31, 1998................  6,565,500  $   3.25  $    --
                                                 ==========  ========  ========

  The following table indicates the number of shares exercisable and the weighted average exercise prices at December 31:

                                                    1996       1997      1998
                                                 ----------  -------- ----------
Options exercisable.............................        --    345,000   990,100
Weighted average exercise price.................        --   $   1.29  $   1.66

  At December 31, 1998, the range of exercise prices and weighted average remaining contractual life for options outstanding was as follows:

                                        Option Price       Weighted Average
   Number of Shares                        Range      Remaining Contractual Life
   ----------------                    -------------- --------------------------
   2,238,000.......................... $1.00 to $1.10         6.6 years
   918,000............................ $2.00 to $2.50         8.6 years
   932,500............................     $3.00              8.9 years
   959,500............................ $5.00 to $5.50         7.7 years
   1,517,500..........................     $6.00              9.8 years

  If the compensation cost for the Plan was determined based on the fair value at the grant dates for awards using the method prescribed by SFAS 123, our pro forma net loss and net loss per share would have been as follows:

                        CONVERGENT COMMUNICATIONS, INC.

                                           For the
                                         period from
                                          Inception
                                           through    Year ended December 31,
                                         December 31, -------------------------
                                             1996        1997          1998
                                         ------------ -----------  ------------
   Net loss:
     As reported........................  $(575,392)  $(9,654,779) $(50,575,984)
     Pro-forma..........................  $(575,808)  $(9,703,446) $(50,957,542)
   Net loss per share:
     As reported........................  $   (0.07)  $     (0.46) $      (1.84)
     Pro-forma..........................  $   (0.07)  $     (0.46) $      (1.86)

  The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                            For the
                                          period from
                                           Inception
                                            through    Year ended December 31,
                                          December 31, ------------------------
                                              1996        1997         1998
                                          ------------ -----------  -----------
   Dividend yield........................        --            --           --
   Risk-free interest rate...............  6.06-6.48%    5.65-6.84%   5.38-5.71%
   Expected lives........................    5 years       5 years      5 years

  Because the determination of the fair value of all options granted if we become a public entity will include an expected volatility factor in addition to the factors described in the table above and, because additional option grants are expected to be made the above pro forma disclosures are not necessarily representative of pro forma effects on net income to be reported for future years.

  We recognized compensation expense for employee stock grants and stock options of $282,267 for the period ended December 31, 1996, $194,517 for the year ended December 31, 1997 and $633,828 for the year ended December 31, 1998.


10. Business Segments:

  We classify our business into five fundamental areas: data services, voice services, ENS, data products and voice products. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the most significant factors used in evaluating the operating performance are: revenue and gross margin before depreciation as presented below:

                        CONVERGENT COMMUNICATIONS, INC.

                                          For the
                                        period from
                                         Inception
                                          through     Year ended December 31,
                                        December 31, --------------------------
                                            1996         1997          1998
                                        ------------ ------------  ------------
Revenue:
 Data services.........................  $     --    $    585,385  $  3,620,222
 Voice services........................     57,754      2,203,182    22,298,886
 ENS...................................        --           6,210     2,002,914
 Data products.........................     39,387      6,656,813    20,892,491
 Voice products........................        --         758,434    12,785,598
                                         ---------   ------------  ------------
    Total..............................  $  97,741   $ 10,210,024  $ 61,600,111
                                         =========   ============  ============
Gross margin before depreciation:
 Data services.........................  $     --    $    534,020  $  2,111,684
 Voice services........................     17,739        979,225     8,915,797
 ENS...................................        --           3,266     1,307,685
 Data products.........................        543      1,056,705     2,249,700
 Voice products........................        --         268,299     3,312,062
                                         ---------   ------------  ------------
    Total..............................  $  18,282   $  2,841,515  $ 17,896,928
                                         =========   ============  ============
Reconciliation to net loss:
 Selling, general and administrative...  $(552,092)  $(10,982,769) $(47,861,785)
 Depreciation and amortization.........    (40,698)    (1,453,019)   (7,493,613)
                                         ---------   ------------  ------------
   Operating loss......................   (574,508)    (9,594,273)  (37,458,470)
 Interest expense......................       (884)      (155,450)  (17,501,512)
 Interest income.......................        --         251,290     4,632,420
 Other income (expense)................        --        (156,346)     (248,422)
                                         ---------   ------------  ------------
   Net loss............................  $(575,392)  $ (9,654,779) $(50,575,984)
                                         =========   ============  ============

11. Deferred Compensation:

  We have a Deferred Compensation plan whereby certain management employees can elect to defer a portion of their compensation which will be paid in shares of our common stock at a future date. The plan requires that we issue shares of common stock into a rabbi trust which will then be distributed to the employee at a specified date in the future not less than one year from the deferral date. We have recorded the deferred compensation amount as treasury stock (for accounting purposes) and as a deferred compensation obligation in the shareholders' equity section of the balance sheet. As of December 31, 1998, 154,344 shares of our common stock are being held in the rabbi trust.

12. Income Taxes:

  We were originally organized as an S corporation under the provisions of
Section 1361 of the Internal Revenue Code. As an S corporation, we were not subject to tax on our income; rather our shareholders were taxed on their share of the taxable income, whether or not the income was distributed. Effective December 5, 1996, we rescinded our S Corporation election under the Internal Revenue Code and became subject to tax on our income. No pro forma tax benefit has been provided for either the Convergent or ICN as Predecessor due to their continuing losses.

  The Predecessor was a limited liability company which was treated as a partnership for taxation purposes.

  For federal income tax purposes we had net operating loss carryforwards of $44.9 million as of December 31, 1998. Section 382 of the Internal Revenue Code places certain limitations on the annual amount of net

                        CONVERGENT COMMUNICATIONS, INC.

operating loss carryforwards which can be utilized if certain changes in ownership occur. As a result, our ability to use these net operating loss carryforwards, which will begin to expire in 2011, may be limited.

  The components of the net deferred tax assets are as follows:

                                                            December 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
Deferred tax assets:
  Net operating loss carryforwards................... $ 3,461,765  $ 17,057,862
  Deferred revenue...................................         --      1,924,474
  Accrued vacation and bonus.........................         --      1,342,101
  Intangibles........................................         --        548,919
  Allowance for doubtful accounts....................       8,127       527,977
  Property and equipment.............................     112,106       462,333
  Self-insurance and warranty liabilities............         --        448,705
  Original issue discount............................         --        384,006
  Valuation allowance................................  (3,581,998)  (22,696,377)
                                                      -----------  ------------
Total net deferred tax assets........................ $       --   $        --
                                                      ===========  ============

  The increase in the valuation allowance of $3.5 million in 1997 and $19.1 million in 1998 are due to increased losses during each year. We have recorded a full valuation allowance on the net deferred tax assets due to continuing losses.

  Our actual income taxes differed from the expected federal statutory rate of 34% as follows:

                                     For the
                                   period from
                                    Inception
                                     through    Year ended December 31,
                                   December 31, -------------------------
                                       1996        1997          1998
                                   ------------ -----------  ------------
Statutory tax rate................         34%           34%           34%
State taxes, net of federal
 benefit..........................          4             4             4
Valuation allowance...............        (38)          (38)          (38)
                                    ---------   -----------  ------------
Effective tax rate................        -- %          -- %          -- %
                                    =========   ===========  ============

13. Net Loss Per Share:

  The net loss available to common shareholders consists of the following:

                                     For the
                                   period from
                                    Inception
                                     through    Year ended December 31,
                                   December 31, -------------------------
                                       1996        1997          1998
                                   ------------ -----------  ------------
Net loss..........................  $(575,392)  $(9,654,779) $(50,575,984)
The weighted average shares
 consist of the following:
 Weighted average common shares
  used for basic earnings per
  share...........................  7,774,651    20,921,569    27,463,469
 Warrants.........................        --            --            --
 Stock options....................        --            --            --

                        CONVERGENT COMMUNICATIONS, INC.

                                        For the
                                      period from
                                       Inception
                                        through    Year ended December 31,
                                      December 31, -----------------------
                                          1996        1997        1998
                                      ============ =========== ===========
 Weighted average common shares used
  for fully diluted earnings per
  share..............................  7,774,651    20,921,569  27,463,469
                                       ---------   ----------- -----------
 Anti-dilutive weighted average
  options and warrants not included..    307,181     7,653,035  13,950,110
                                       =========   =========== ===========

14. Employee Benefit Plans:

  We adopted an employee benefit 401(k) plan for all employees effective March 1, 1997. Under the plan, employees may voluntarily elect to have up to 15% of their salaries deducted from earnings and placed in the plan. We may elect to match up to 6% of the employee contributions by contributing our common stock to the plan. Our contributions are determined on a quarterly basis and the number of shares to be contributed is based upon the estimated fair value of the stock at the end of each quarter. During 1998 we contributed $182,792 of our common stock for the year ended December 31, 1997 match and contributed $253,102 of our common stock for the first and second quarters of 1998. An additional $800,000 was accrued as of December 31, 1998 for the third and fourth quarter 1998 match, which will be contributed in 1999.

15. Related Party Transactions:

  In August 1998, we entered into a two year agreement with Strategic Healthcare Solutions, LLC ("SHS") under which SHS was engaged to provide new customers in the healthcare industry to us. One of our directors is a principal of Strategic Asset Management which has an ownership interest in SHS. Under the agreement, we pay SHS a monthly fee and commissions (an aggregate of approximately $125,000 in 1998). In addition, we issued a warrant to SHS which entitles them to purchase up to a maximum of 262,500 shares of our common stock at an exercise price of $6.00. The warrant includes performance objectives which are reviewed semiannually. If SHS does not meet those performance objectives, all or a portion of the shares available for each six-month period (65,625 shares) is reduced. The warrant is not exercisable until August 1, 2000 and expires August 1, 2003. For the first six-month period of the agreement which ended February 1, 1999, SHS did not meet the performance objectives and as a result, the 65,625 shares applicable to that period were reduced to zero.

  Pursuant to the terms of a non-cancelable license fee related to proprietary telecommunications equipment technology, ICN paid monthly license fees of $2,500 and management fees of $1,200 to a shareholder of ICN. During the period from January 1, 1996 through December 16, 1996, ICN incurred costs of $44,400 under these arrangements.

  One of our Directors was a Principal and owner of Shepherd Financial Group. Shepherd Financial Group received total compensation of approximately $1.5 million and was issued 438,000 warrants to purchase our common stock in exchange for placement agent services provided to us in connection with private placements of our common stock in 1996 and 1997. The Director was also a Principal and owner of Shepherd Capital Group, which was paid approximately $0.5 million for financial advisory services provided to us during 1997.

16. Subsequent Events:

  In January 1999, we entered into a non-binding letter of intent to purchase substantially all of the assets and assume certain liabilities of Business Systems Solutions, Inc. ("BSSi"). BSSi is a provider of data network integration services in Chicago, Illinois. Total consideration for the purchase will be a maximum of $1.3 million. The acquisition is subject to completion of due diligence, execution of definitive agreements and various other approvals.

                        CONVERGENT COMMUNICATIONS, INC.

  In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. ("KCI"). KCI was a telecommunications equipment provider and integrator. The purchase price consisted of $1.5 million in cash, $4.5 million in notes payable and 30,000 shares of our common stock which for purchase accounting purposes were assigned a value of $5.00, and assumed liabilities of $2.5 million for total consideration of $8.7 million. Upon the completion of equity or debt financing with net proceeds in excess of $25.0 million, $3.5 million of the notes payable would become due.

  On March 17, 1999, we executed an agreement pursuant to which various affiliates of the Sandler/21st Century Group agreed to purchase 800,000 shares of Convertible Preferred A Stock and warrants to purchase 1,000,000 shares of our common stock. We sold 640,000 shares of Convertible Preferred A Stock and warrants to purchase 800,000 shares of our common stock on March 17, 1999 for total consideration of $16.0 million. The balance of the shares and warrants are required to be purchased for $4.0 million no later than March 31, 1999. Each share of Convertible Preferred A Stock is currently convertible into five shares of our common stock. The Convertible Preferred A Stock will automatically convert into common stock upon a public offering which provides gross proceeds to us in excess of $50.0 million. At the public offering, each share of Convertible Preferred A Stock will convert into a minimum of 5 and a maximum of 7.14 shares of common stock, depending on the price of common stock in the public offering. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $10.00 per share for a period of five years. The proceeds from the first closing, net of related offering costs, were approximately $15.3 million. One of our directors, Michael Marocco, is a principal of several of the entities in the Sandler/21st Century Group.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Our executive officers and directors as of March 16, 1999 are set forth below. Our directors have staggered terms, with three classes of directors serving terms as set forth below or until the director's death, resignation or removal.

                              Officer
                               and/or
                              Director
          Name            Age  Since                    Position
          ----            --- --------                  --------
                                       Chief Executive Officer, Chairman and
John R. Evans(1)(2)(3)..   44   1995   Director
                                       President, Chief Operating Officer and
Keith V. Burge(3).......   44   1995   Director
                                       Executive Vice President, Secretary and
Philip G. Allen(4)......   51   1995   Director
Roland E. Casati(4).....   67   1997   Director
Richard G. Tomlinson,
 Ph.D.(1)(5)............   62   1997   Director
Michael J. Marocco
 (2)(4).................   40   1998   Director
Spencer I. Browne
 (1)(2)(5)..............   49   1998   Director
John J. Phibbs..........   37   1997   Executive Vice President, Chief Financial
                                        Officer and Treasurer
Martin E. Freidel.......   35   1997   Executive Vice President, General Counsel
                                        and Assistant Secretary

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Elected to Class I, with a term expiring on the annual meeting following the end of the calendar year 2000, and every three years thereafter.
(4) Elected to Class II, with a term expiring on the annual meeting following the end of the calendar year 1999, and every three years thereafter.
(5) Elected to Class III, with a term expiring on the annual meeting following the end of the calendar year 1998, and every three years thereafter.

  John R. Evans served as the Chief Financial Officer and Executive Vice President of ICG Communications, Inc. from its inception until December 1995. Mr. Evans has also held various senior accounting and treasury management positions with Northern Telecom Canada Ltd., including strategic financial planning, analysis and budgeting, and held various audit and management information systems positions during six years with Coopers & Lybrand.

  Keith V. Burge was the founder, Chief Executive Officer and Chief Operating Officer of Fiber Optic Technologies, Inc., a leading national network services integrator specializing in the design, implementation and support of high-speed data communication infrastructures, from 1986 to 1995. Fiber Optic Technologies became a subsidiary of ICG in 1992. Before founding Fiber Optic Technologies, Mr. Burge was employed by Digital Equipment Corporation for nine years, where, from 1983 to 1986, he was a senior sales executive.

  Philip G. Allen was the Vice President of Investor Relations and Corporate Communications for ICG. Before joining ICG in 1992, Mr. Allen was President of Allen & Company Business Communications, a communications company specializing in business development and the design and production of marketing materials in the communications field. Mr. Allen was also an advisor to senior management at what is now Ameritech and U S WEST from 1976 to 1986, where he worked in various media relations, public policy and executive support areas.

  Roland E. Casati has developed in excess of three million square feet of high-quality office buildings in and around Chicago, Illinois, during the past 35 years. For the last 15 years, Mr. Casati has been a venture capitalist.

  Richard G. Tomlinson, Ph.D. is the President of Connecticut Research, Inc., a management consulting company founded in 1986 which serves the telecommunications, electric utility and computer industries. He has published numerous marketing studies, venture analyses and technical papers, is a contributing author for several books and holds five patents. Before founding Connecticut Research, Inc., he was the Vice President for Strategic Planning of United Technologies Communications Co. Inc., a subsidiary of United Technologies Building Systems Co. His career at United Technologies Corporation spanned 20 years, including 16 years at the UTC Research Laboratory where he was a Senior Principal Scientist.

  Michael J. Marocco is the managing director of Sandler Capital Management. Mr. Marocco joined Sandler in 1989 and is currently responsible for analyzing, structuring and managing Sandler's private equity investments. Before joining Sandler, Mr. Marocco held various positions at Morgan Stanley Dean Witter, including a fixed income research analyst specializing in companies in the communications industry and vice president in the Communications Industries group.

  Spencer I. Browne is a principal and founder of Strategic Asset Management, LLC, a consulting company that assists small and medium-sized companies in obtaining financing. Mr. Browne was a director and president and chief operating officer of M.D.C. Holdings, Inc. from 1989 to 1996. He was also a co-founder, director and chief executive officer of Asset Investors Corporation and Commercial Assets, Inc. which are publicly-owned real estate investment trusts. Mr. Browne is also a director for Mego Mortgage Corporation and Annaly Mortgage Management, Inc.

  John J. Phibbs previously served as our Vice President of Finance and Administration from March 1997 to February 1998. Before joining us, Mr. Phibbs held various financial positions from 1991 through February 1997 with ICG, including Vice President - Accounting and Vice President - Financial Planning and Analysis. From 1985 to 1991, Mr. Phibbs was employed in various financial positions at Lockheed Martin Corporation and McDonnell Douglas Corporation.

  Martin E. Freidel previously served as Special Counsel to the law firm of Miller & Welch, LLC in Denver, Colorado, where he also acted as our Associate General Counsel. From December 1992 until December 1996, Mr. Freidel held various positions with ICG and its predecessors, the last having been Vice President and General Counsel. Before joining ICG, Mr. Freidel served as Vice President - Regulatory for LDDS Communications, Inc. (now MCI WorldCom) ("LDDS") and Vice President and General Counsel for MidAmerican Technologies, Inc., MidAmerican Communications, Inc. and Republic Telecom Services, Inc., which were purchased by LDDS in 1991.

 Director Compensation

  Our Directors are reimbursed for certain reasonable expenses incurred in attending Board or committee meetings. In addition, non-employee Directors are compensated $1,000 per day for on-site meetings and $250 for teleconference meetings. Non-employee Directors also receive options to purchase 5,000 shares of our common stock per quarter for each quarter that they serve as a Director.

 Audit Committee

  We have an Audit Committee that:

  .monitors our financial reporting and our internal and external audits;

  .reviews and approves material accounting policy changes;

  .monitors internal accounting controls;

  .recommends the engagement of independent auditors;

  .reviews transactions between our company and our officers or Directors;
  and

  .performs other duties when requested by the Board of Directors.

  Messrs. Tomlinson, Browne and Evans are members of the Audit Committee.

 Compensation Committee


  We also have a Compensation Committee that reviews and approves the compensation and benefits paid to our executive officers, and administers our employee stock option plans. Messrs. Marocco, Browne and Evans are members of the Compensation Committee.

Item 11. Executive Compensation

  The following table sets forth in summary form the compensation earned by our Chief Executive Officer and our four other highest paid executive officers (the "Named Officers").

                                         Annual Compensation                  Long-Term
                                  -------------------------------------     Compensation
                                                         Other Annual   Securities Underlying    All Other
Name and Principal Position  Year Salary(1)    Bonus(2) Compensation(3)      Options(4)       Compensation(5)
---------------------------  ---- ---------    -------- --------------- --------------------- ---------------
John R. Evans............    1996 $  6,250         --           --             200,000                --
 Chairman and Chief          1997 $150,000     $75,000      $12,781                --             $82,500
 Executive Officer           1998 $200,000         --       $14,799            100,000            $10,000
Keith V. Burge...........    1996 $  5,417         --           --             200,000                --
 President and Chief         1997 $130,000     $65,000      $ 8,625                --             $72,022
 Operating Officer           1998 $180,000         --       $ 9,775            100,000            $10,000
Philip G. Allen..........    1996 $  4,167         --           --             200,000                --
 Executive Vice President    1997 $100,000     $50,000      $12,172                --             $55,735
 and Secretary               1998 $150,000         --       $ 9,000            100,000            $10,000
John J. Phibbs...........    1996      --          --           --                 --                 --
 Executive Vice
  President,                 1997 $ 95,833(6)  $32,383      $ 5,000            300,000            $29,134
 Chief Financial Officer     1998 $137,500(6)      --       $ 6,250                --             $ 8,523
  and Treasurer
Martin E. Freidel........    1996      --          --           --                 --                 --
 Executive Vice
  President,                 1997 $ 36,939(7)  $19,569      $ 2,199            300,000            $21,445
 General Counsel and         1998 $139,583(7)      --       $ 6,000                --             $ 9,444
  Asst. Secretary

--------
(1) During 1996, we were in our initial formation stage and the executive officers did not receive compensation for their services until December 16, 1996.
(2) Includes the 50% of the individual's bonus under his employment agreement which was paid in cash, plus, in the case of Mr. Phibbs, a signing bonus of $8,425. Each of the individuals received the remaining 50% of his bonus in shares of our common stock, valued at fair market value. The total cash payments made are listed in this column. The total value of cash and deferred bonus payments made to our Named Officers was as follows:

                          1997
                        --------
       Mr. Evans....... $150,000
       Mr. Burge....... $130,000
       Mr. Allen....... $100,000
       Mr. Phibbs...... $ 47,917
       Mr. Freidel..... $ 39,139

  Bonuses for 1998 have not yet been awarded.

(3) Includes automobile allowance and other fringe benefit payments.

(4) Amounts listed are options granted. 20% of the options to purchase shares vest on each anniversary of the date of grant.

(5) Includes contributions to our 401(k) Plan and 50% of the bonus payments made under the individual's employment agreement which were deferred and paid in shares of our common stock which is held under our deferred compensation plan. These shares are held in a "rabbi trust" for a period we and the employee specify, which cannot be less than one year. The number of shares held for the benefit of the Named Officers are as follows: Mr. Evans, 23,076; Mr. Burge, 20,000; Mr. Allen, 15,384; Mr. Phibbs, 7,371; and Mr. Freidel, 6,021.

(6) Mr. Phibbs' employment commenced on March 3, 1997. His base salary was $130,000 per year and increased to $175,000 on November 1, 1998.

(7) Mr. Freidel's employment commenced on September 15, 1997. His base salary was $125,000 per year and increased to $175,000 on September 15, 1998.

Option Grants Table

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                                  Annual Rates
                                                                                                 of Stock Price
                                                                                                  Appreciation
                              Number of Securities Percent of Total                            for Option Term (2)
                               Underlying Options  Options Granted  Exercise Price Expiration ---------------------
Name                     Year      Granted(1)        to Employees     Per Share       Date       5%         10%
----                     ---- -------------------- ---------------- -------------- ---------- --------- -----------
John R. Evans........... 1996       200,000              11.0           $1.10      12/15/2001 $  35,000 $   102,000
                         1997           --                --              --              --        --          --
                         1998       100,000               3.0           $5.50       4/13/2008 $ 264,000 $   747,000
Keith V. Burge.......... 1996       200,000              11.0           $1.10      12/15/2001 $  35,000 $   102,000
                         1997           --                --              --              --        --          --
                         1998       100,000               3.0           $5.50       4/13/2008 $ 264,000 $   747,000
Philip G. Allen......... 1996       200,000              11.0           $1.10      12/15/2001 $  35,000 $   102,000
                         1997           --                --              --              --        --          --
                         1998       100,000               3.0           $5.50       4/13/2008 $ 264,000 $   747,000
John J. Phibbs.......... 1996           --                --              --              --        --          --
                         1997       300,000               7.9           $1.00        3/3/2007 $ 189,000 $   478,000
                         1998           --                --              --              --        --          --
Martin E. Freidel....... 1996           --                --              --              --        --          --
                         1997       300,000               7.9           $2.50       9/15/2007 $ 472,000 $ 1,195,000
                         1998           --                --              --              --        --          --

--------
(1) 20% of the option to purchase shares vest on each anniversary of the date of grant.
(2) Potential realizable value is based on an assumption that the price per share of our common stock appreciates annually at the rate shown (compounded annually) from the date of grant until the end of the option term. Potential realizable value is shown net of the exercise price. These rates of appreciation are provided in accordance with the Securities and Exchange Commission regulations and do not represent our estimate or projection of the future common stock price.

Aggregated Option Fiscal Year-End Values

                             Number of Securities Including     Value of Unexercised In-The-Money
                         Unexercised Options At Fiscal Year-End    Options At Fiscal Year-End
Name                           Exercisable/Unexercisable          Exercisable/Unexercisable(1)
----                     -------------------------------------- ---------------------------------
John R. Evans...........             80,000/220,000                     $312,000/$468,000
Keith V. Burge..........             80,000/220,000                     $312,000/$468,000
Philip G. Allen.........             80,000/220,000                     $312,000/$468,000
John J. Phibbs..........             60,000/240,000                     $240,000/$960,000
Martin E. Freidel.......             60,000/240,000                     $150,000/$600,000

--------
(1) Assumes a fair market value of our common stock as of December 31, 1998, of $5.00 per share based on recent sales of convertible securities.

Employment Agreements

  We have employment agreements with each of the Named Officers.

  Each of Messrs. Evans', Burge's and Allen's employment agreement was originally executed effective December 15, 1996 and provides for an initial term of five years. Mr. Evans receives a base salary of $200,000, Mr. Burge receives a base salary of $180,000, and Mr. Allen receives a base salary of $150,000. They also receive a car allowance, benefit package and an incentive bonus of up to 100% of their respective base salaries for Messrs. Evans and Burge, and up to 50% of his base salary for Mr. Allen. The incentive bonus is determined by our Compensation Committee. If we terminate the employment agreement without cause, or if the employee terminates as a result of a change in control, the employee is entitled to continue to receive his salary and accrued bonus for a period of 24 months, as well as the immediate vesting of all options granted to the employee. In addition, each of Messrs. Evans, Burge and Allen is subject to covenants not to compete with our business or interfere with our business and employee relationships.

  Mr. Phibbs' employment agreement is effective as of March 3, 1997 and provides for a term of four years. Mr. Phibbs receives an annual base salary of $175,000. In addition, Mr. Phibbs receives a car allowance, benefit package and an incentive bonus of up to 75% of his base salary. The incentive bonus is determined by our Compensation Committee. If we terminate the employment agreement without cause Mr. Phibbs is entitled to continue to receive his salary for a period of 12 months. In the event of a change in control, he is entitled to continue to receive his salary for a period of 24 months. In either case, he will be entitled to the immediate vesting of all options granted to Mr. Phibbs.

  Mr. Freidel's employment agreement is effective as of September 15, 1997 and provides for an initial term of five years. Mr. Freidel receives an annual base salary of $175,000. In addition, Mr. Freidel receives a car allowance, benefit package and an incentive bonus of up to 75% of his base salary. The incentive bonus is determined by our Compensation Committee. If we terminate the employment agreement without cause, or if Mr. Freidel terminates his employment as a result of a change in control, Mr. Freidel is entitled to continue to receive his salary and accrued bonus for a period of 24 months as well as the immediate vesting of all options granted to Mr. Freidel.

Stock Option Plans

  We have adopted stock option plans for our employees and Directors. The following table provides summary information about our stock option plans:

                      Shares Authorized Options Outstanding Options Exercisable
                      ----------------- ------------------- -------------------
1996 Plan............     2,700,000          2,188,000            807,000
1997 Plan............     1,200,000            934,000            186,800
1998 Plan............     3,500,000          3,364,200            282,500
1999 Plan............     1,500,000            360,000                  0

  The stock option plans include the following terms:

  . all employee options vest 20% each year over five years from the date of grant

  . the exercise prices of options granted must be at least equal to the fair market value of our common stock on the date of grant

  .  options have a maximum term of ten years

  . if an employee owns more than 10% of our outstanding common stock, then the exercise price of the option must be at least 110% of the fair market value of a share of our common stock on the date of grant, and the maximum term of the option is five years

  . the aggregate fair market value of the common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year is limited to $100,000

  Our stock option plans are administered by our Compensation Committee. They determine additional conditions of the options granted, including the exercise price and the number of shares to grant. Options cannot be transferred and they can only be exercised by the person who received the grant. Outstanding options have exercise prices from $1.00 to $6.00.

401(k) Plan

  We also provide our employees with a 401(k) plan. Eligible employees may voluntarily elect to have up to 15% of their salaries (subject to the maximum amount allowed under Federal law) deducted from their earnings and contributed to the 401(k) plan. Contributions are invested in several alternatives selected by the employee. At the end of each quarter, we determine whether or not to match our employees' contributions. The maximum amount of our matching contribution would be 6% of an employee's contribution. If we decide to match our employees' contributions, we contribute shares of our common stock into the 401(k) plan. The value of our common stock is determined by an independent valuation at the end of each quarter. Shares of common stock that we contribute into the 401(k) plan are fully vested when they are issued. As of December 31, 1998 we had issued a total of 137,994 shares of stock into the 401(k) Plan.

Incentive Compensation Plan

  We have also adopted an Incentive Compensation Plan for most of our employees. Eligible employees may receive a payment based in part upon their individual performance during the preceding fiscal year as measured against predetermined objectives and in part upon our performance during the same period. For director-level employees and above, 50% of the employee's incentive compensation must be taken in the form of common stock. The stock portion can be deferred pursuant to our Deferred Compensation Plan.

Deferred Compensation Plan

  Our Deferred Compensation Plan allows management employees the option to defer the common stock portion of their compensation to be paid at a future date. This plan requires us to issue shares of common stock into a trust account which will then be distributed to the employee at a specified date in the future, which can not be less than 1 year from the deferral date. As of December 31, 1998, 154,344 shares of common stock are being held in the trust account.

  Item 12. Security Ownership Of Certain Beneficial Owners And Management Principal Shareholders

  The following table summarizes certain information regarding the beneficial ownership of our stock as of March 17, 1999, by (i) each of our directors and officers, (ii) each person who we know beneficially owns more than 5% of our common stock and (iii) all of our officers and directors as a group.

                           Shares of
                          Common Stock                             Total Shares   Percent
                          Beneficially                     Other   Beneficially Beneficially
Name and Address             Owned     Options Warrants  Shares(1)    Owned       Owned(2)
----------------          ------------ ------- --------- --------- ------------ ------------
John R. Evans(3)(4)(5)..   6,300,000   100,000    49,536  29,279     6,823,585     24.31%
 400 Inverness Drive
  South,
 Suite 400
 Englewood, CO 80112
Keith V. Burge(3)(5)....   6,300,000   100,000    49,536  25,690     6,823,585     24.31%
 400 Inverness Drive
  South,
 Suite 400
 Englewood, CO 80112
Philip G. Allen(3)(5)...   6,300,000   100,000    49,536  20,008     6,823,585     24.31%
 400 Inverness Drive
  South,
 Suite 400
 Englewood, CO 80112
Roland E. Casati........     750,000    45,000   466,800     --      1,261,800      4.44%
Dr. Richard G.
 Tomlinson..............      40,000    35,000    21,620     --         96,620         *
Michael J. Marocco(6)...   1,200,000     5,000   673,500     --      1,878,500      6.57%
Spencer I. Browne(7)....     135,000     5,000    45,000     --        185,000         *
John J. Phibbs..........         --    120,000       --   11,278       131,278         *
Martin E. Freidel(8)....      43,600    60,000    21,800   7,923       133,323         *
First Continental Group,
 L.C. ..................   2,005,000       --        --      --      2,005,000      7.18%
 5731 Greendale Rd, Box
  429
 Johnston, Iowa 50131
All Officers and
 Directors as a group (9
 persons)...............   8,468,600   570,000 1,377,328  94,178    10,510,106     35.17%

--------
*  Less than 1%
(1) Includes shares in our 401(k) plan and our Deferred Compensation Plan trust account.
(2) Based on 27,920,704 shares of common stock issued and outstanding as of March 16,1999. Percentage ownership is calculated by dividing (i) the sum of the number of shares owned by the stockholder plus the number of shares the stockholder would receive after exercising options and warrants exercisable within sixty (60) days of the date of this prospectus (shares issued after exercising options and warrants are called "conversion shares"), by (ii) the total number of common shares of stock outstanding plus the stockholder's conversion shares.
(3) Messrs. Evans, Burge and Allen and their wives have agreed that the shares of common stock that they beneficially own will be voted together pursuant to a voting agreement. The voting agreement states that the majority vote of the parties will dictate how all of the shares beneficially owned by the parties are voted. As a result each party to the voting agreement is deemed to beneficially own all the shares beneficially owned by the other parties. If such attribution of beneficial ownership were not deemed to occur, the total beneficial ownership of each individual would be 2,148,815 shares owned by Mr. Evans, 2,415,226 shares owned by Mr. Burge, and 2,259,544 shares owned by Mr. Allen.
(4) Includes 205,000 shares held in trusts for the benefit of Mr. Evans' children as Mr. Evans has voting rights over those shares.
(5) Includes 500,000 shares held by the holder's wife.
(6) Includes 813,640 shares owned by 21st Century Communications Partners, L.P., 109,520 shares owned by 21st Century Communications T-E Partners, L.P. and 276,840 shares owned by 21st Century Communications Foreign Partners, L.P. and warrants to purchase shares held by Sandler Capital Partners IV, L.P.; Sandler Capital Partners IV FTE, L.P. and MJM Associates, L.P. as Mr. Marocco has voting power over those shares.
(7) As Mr. Browne is a principal of Strategic Asset Management, LLC, this includes 85,000 shares and warrants to purchase 70,000 shares owned by that firm.
(8) Includes 40,000 shares and warrants to purchase 20,000 shares owned by Freidel Development International, LLC, as Mr. Freidel has voting power over these shares.

Item 13. Certain Relationships And Related Transactions

  In August, 1998 our operating subsidiary, Convergent Communications Services, Inc., entered into a Strategic Alliance Agreement with Strategic Healthcare Solutions, LLC. The agreement is a two year agreement and provides for the payment of a monthly fee and commissions to SHS for new customers in the healthcare industry that are introduced to us by Strategic Healthcare Solutions and that become Enterprise Network Services customers. Under the agreement, we issued a warrant to Strategic Healthcare Solutions which entitles it to receive up to a maximum of 262,500 shares of our common stock at an exercise price of $6.00. The warrant includes performance objectives which are reviewed semi-annually. If Strategic Healthcare Solutions does not meet those performance objectives, all or a portion of the shares available for exercise is reduced. As of February 28, 1999, 65,625 shares had been canceled. The warrant is not exercisable until August 1, 2000 and expires August 1, 2003. Spencer I. Browne is a principal of Strategic Asset Management, Strategic Asset Management has an ownership interest in Strategic Healthcare Solutions.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of Convergent Communications, Inc. are included in Item 8 of this Report on Form 10-K:

  Report of Independent Accountants

  Consolidated Balance Sheets as of December 31, 1997 and 1998

  Consolidated Statements of Operations for the period from January 1, 1996 to December 16, 1996 (predecessor), the period from inception (March 1, 1996) to December 31, 1996, and the years ended December 31, 1997 and 1998

  Consolidated Statements of Shareholders' Equity for the period from January 1, 1996 to December 16, 1996 (predecessor), the period from inception (March 1, 1996) to December 31, 1996, and the years ended December 31, 1997 and 1998

  Consolidated Statements of Cash Flows for the period from January 1, 1996 to December 16, 1996 (predecessor), the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998

  Notes to Consolidated Financial Statements

  (a)(2) The following financial statement schedules of Convergent Communications for the three years ended December 31, 1998 are included in this Report on Form 10-K, as required by Item 14(d):

  .  Report of Independent Accountants on Financial Statement Schedule

  .  Schedule II--Valuation and Qualifying Accounts

  All other schedules have been omitted because the information is not required or is included in the consolidated financial statements.

  (a)(3) List of Exhibits (including management contracts or compensatory plans or arrangements required to be filed)

   Exhibit
     No.                               Description
   -------                             -----------
     3.1+  Amended and Restated Articles of Incorporation of Convergent
           Communications, Inc.

     3.2+  Bylaws of the Company

     3.3   Articles of Amendment to the Amended and Restated Articles of
           Incorporation of Convergent Communications, Inc.

     4.1+ Indenture, dated as of April 2, 1998, by and among the Company and Norwest Bank Colorado, N.A.

     4.2+  Warrant Agreement, dated as of April 2, 1998

     4.3+  Warrant Registration Rights Agreement, dated as of April 2, 1998

     4.4+  Collateral Account Control Agreement, dated as of April 2, 1998

     4.5+  Custody and Security Agreement, dated as of April 2, 1998

     4.6   Investor Rights Agreement, dated as of March 17, 1999

     4.7   Warrant Agreement, dated as of March 17, 1999

   Exhibit
     No.                                Description
   -------                              -----------
   10.1+   Master Lease Agreement, dated November 11, 1997, between Comdisco,
           Inc. and the Company

   10.2+   Master Lease Agreement, dated November 17, 1997, between Convergent
           Capital Corporation and the Company

   10.3+   Program Agreement, dated November 19, 1997, among Comdisco, Inc.,
           Convergent Communications Services, Inc. and the Company

   10.4+ Stock Purchase Agreement, dated October 31, 1996, between SONeTech and the Company

   10.5+   Stock Purchase Agreement dated March 1, 1997, among Integrated
           Communication Networks, Inc., Communications Services of Iowa, Inc.,
           John Shlepphorst and the Company

   10.6+   Agreement and Plan of Merger, dated August 29, 1997, among
           Convergent Communications Services, Inc., A.T.T.Ex Corporation and the Company

   10.7+   Agreement and Plan of Merger, dated September 1, 1997, among
           Convergent Communications Services, Inc., Vital Integration
           Solutions and the Company

   10.8+   Asset Purchase Agreement, dated October 1, 1997, between Big Planet,
           Inc. and Convergent Communications Services, Inc.

   10.9+   Asset Purchase Agreement, dated December 3, 1997, between Sigmacom
           Corporation and Convergent Communications Services, Inc.

   10.10+  Asset Purchase Agreement, dated February 1, 1998, between Peak Comm,
           Inc. d/b/a Telephone Communications Company and Convergent
           Communications Services, Inc.

   10.11+  Agreement and Plan of Merger, dated March 13, 1998, among Convergent
           Communications Services, Inc., Communication Services of Colorado,
           Inc., Donna Sipes and the Company

   10.12+  Asset Purchase Agreement, dated March 27, 1998, between Network
           Computing Solutions, LLC and Convergent Communications Services,
           Inc.

   10.13+  Employment Agreement, dated December 15, 1996, between Keith V.
           Burge and the Company, as amended April 13, 1998

   10.14+ Employment Agreement, dated December 15, 1996, between John R. Evans and the Company, as amended April 13, 1998

   10.15+  Employment Agreement, dated December 15, 1996, between Philip G.
           Allen and the Company, as amended April 13, 1998

   10.16+  Employment Agreement, dated August 7, 1997, between Martin E.
           Freidel and the Company.

   10.17+  Asset Purchase Agreement, dated May 15, 1990, among Convergent
           Communications Services, Inc., H, H & H Communications Technologies,
           Inc.

   10.18+  Telephone Company Acquisition Agreement between Convergent
           Communications, Inc., First Continental Group, L.C., and ICN, LLC dated July 1996

   10.19+ Asset Purchase Agreement, dated June 16, 1998 (as amended) by and between Convergent Communications Services, Inc. and Tie
           Communications, Inc., Debtor-in-Possession

   10.20+  Asset Purchase Agreement, dated June 30, 1998 by and between
           Convergent Communications, Inc. and CMB Holdings, Inc.

   10.21   Asset Purchase Agreement, dated February 1, 1999, by and between
           Convergent Communications, Services, Inc. and Kansas Communications,
           Inc.

   Exhibit
     No.                               Description
   -------                             -----------
   10.22+  Employment Agreement, dated March 3, 1997, between John J. Phibbs and the Company, as amended on April 13, 1998.

   10.23 Securities Purchase Agreement, dated as of March 17, 1999, by and between Convergent Communications, Inc., and the purchasers signatory thereto.

   10.24   First Amendment to Employment Agreement by and between Convergent
           Communications, Inc. and Martin E. Freidel, dated September 15,
           1998.
   10.25   Second Amendment to Employment Agreement by and between Convergent
           Communications, Inc. and John J. Phibbs, dated February 1, 1999.
   24.1    Power of Attorney

   27.1    Financial Data Schedule

--------
+Previously filed and incorporated by reference to Registration Statement 333-53953.

  (b) Reports on Form 8-K

  Inapplicable

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  The registrant has not sent to security holders any annual report covering the registrant's last fiscal year or any proxy material relating to a meeting of security holders. Copies of such annual report and proxy will be furnished to the Commission when it is sent to security holders.

                                  SIGNATURES

  Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1999.

                                          Convergent Communications, Inc.

                                          By:       /s/ John R. Evans__________
                                                       John R. Evans
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                        Title                 Date

          /s/ John R. Evans            Chairman, Chief          March 17, 1999
-------------------------------------   Executive Officer and
            John R. Evans               Director (Principal
                                        Executive Officer)

         /s/ John J. Phibbs            Chief Financial          March 17, 1999
-------------------------------------   Officer, Executive
           John J. Phibbs               Vice President and
                                        Treasurer (Principal
                                        Financial and
                                        Principal Accounting
                                        Officer)

         /s/ Keith V. Burge*           President, Chief         March 17, 1999
-------------------------------------   Operating Officer
           Keith V. Burge               and Director

        /s/ Philip G. Allen*           Executive Vice           March 17, 1999
-------------------------------------   President, Secretary
           Philip G. Allen              and Director

                                       Director                 March 17, 1999
-------------------------------------
          Roland E. Casati

      /s/ Richard G. Tomlinson*        Director                 March 17, 1999
-------------------------------------
        Richard G. Tomlinson

       /s/ Michael J. Marocco*         Director                 March 17, 1999
-------------------------------------
         Michael J. Marocco

                                       Director                 March 17, 1999
-------------------------------------
          Spencer I. Browne

By:       /s/ Martin E. Freide_______l
           Martin E. Freidel
           Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Convergent Communications, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 5, 1999, except for Note 16, as to which the date is March 17, 1999, appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
March 5, 1999

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                          Balance     Charged
                             at      to Costs                                Balance at
                         Beginning      and        Deductions/                 End of
                         of Period   Expenses       Writeoffs    Other         Period
                         ---------- -----------    ----------- ----------    -----------
Allowance for
uncollectible trade
receivables:
 Period ended December
  31, 1996.............. $      --  $       --      $     --   $      --     $       --
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1997.................. $      --  $    21,389     $     --   $      --     $    21,389
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1998.................. $   21,389 $   401,451     $(204,919) $1,690,890(A) $ 1,908,811
                         ---------- -----------     ---------  ----------    -----------
Allowance for obsolete
or excess inventory:
 Period ended December
  31, 1996.............. $      --  $       --      $     --   $      --     $       --
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1997.................. $      --  $       --      $     --   $      --     $       --
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1998.................. $      --  $    67,896     $     --   $      --     $    67,896
                         ---------- -----------     ---------  ----------    -----------
Valuation allowance for
deferred tax assets:
 Period ended December
  31, 1996.............. $      --  $       --      $     --   $      --     $       --
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1997.................. $      --  $ 3,581,998(B)  $     --   $      --     $ 3,581,998
                         ---------- -----------     ---------  ----------    -----------
 Year ended December 31,
  1998.................. $3,581,998 $19,114,379(B)  $     --   $      --     $22,696,377
                         ---------- -----------     ---------  ----------    -----------

--------
(A) Represents amount from acquisition of certain assets of Tie Communications, Inc.
(B) Represents a full valuation against the net deferred tax assets.