Form 10-Q
period 1999-03-31
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-05-14
CIK 1046558

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from     to

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

  (1) Yes  X   No

  (2) Yes  X   No

   On April 30 1999, 28,334,662 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                         PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--December 31, 1998 and March 31, 1999....     1
Consolidated Statements of Operations and Comprehensive Loss--Three
 months ended March 31, 1998 and 1999................................     2
Consolidated Statement of Shareholders' Equity (Deficit)--Three
 months ended March 31, 1999.........................................     3
Consolidated Statements of Cash Flows--Three months ended March 31,
 1998 and 1999.......................................................     4
Notes to Consolidated Financial Statements...........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................     9

                          PART II: OTHER INFORMATION
Item 1. Legal Proceedings............................................    20
Item 2. Changes in Securities........................................    20
Item 3. Defaults Upon Senior Securities..............................    20
Item 4. Submission of Matters to a Vote of Securities Holders........    20
Item 5. Other Information............................................    20
Item 6. Exhibits and Reports on Form 8-K
    Exhibits.........................................................    20
    Reports on Form 8-K..............................................    20

  When used in this Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, to compete effectively against better capitalized competitors, to withstand downturns in our business or the economy generally and other factors discussed in our filings with the Securities and Exchange Commission. Forward--looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        CONVERGENT COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,   March 31,
                                                         1998          1999
                                                     ------------  ------------
                                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 25,597,461  $ 10,392,752
  Short-term investments...........................           --     15,884,601
  Restricted cash..................................    20,800,000    20,800,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,908,811 and $2,932,559,
   respectively....................................    17,661,220    20,750,560
  Inventory........................................     6,826,732     9,026,881
  Prepaid expenses, deposits and other current
   assets..........................................     2,134,210     2,995,457
                                                     ------------  ------------
    Total current assets...........................    73,019,623    79,850,251
Property, network and equipment....................    28,139,460    31,882,773
  Less accumulated depreciation....................    (4,882,832)   (6,353,628)
                                                     ------------  ------------
    Total property, network and equipment..........    23,256,628    25,529,145
Restricted cash, non-current.......................    30,549,658    32,024,750
Goodwill, net of amortization of $2,967,283 and
 $4,174,400, respectively..........................    46,526,288    49,035,071
Other intangible assets, net of amortization of
 $1,470,363 and $1,880,211, respectively...........    10,281,016    10,365,858
Investments and other assets.......................     1,225,626     1,231,792
Leases receivable, less current portion............       796,790     1,288,573
                                                     ------------  ------------
    Total assets...................................  $185,655,629  $199,325,440
                                                     ============  ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable...........................  $ 15,061,514  $ 15,795,372
  Accrued compensation.............................     4,583,140     6,564,699
  Accrued interest.................................     5,214,133    10,414,133
  Other accrued liabilities........................     8,666,182     7,728,239
  Deferred revenue and customer deposits...........     5,211,748     5,824,101
  Current portion of long-term debt................       603,919     5,358,614
  Current portion of capital lease obligations.....     5,179,251     5,798,921
                                                     ------------  ------------
    Total current liabilities......................    44,519,887    57,484,079
Long term debt, less discount and current portion..   153,730,573   154,594,138
Long term capital lease obligations, less current
 portion...........................................     8,754,054     9,185,791
                                                     ------------  ------------
    Total liabilities..............................   207,004,514   221,264,008
Commitments
Convertible preferred stock........................           --     19,300,000
Shareholders' equity (deficit):
  Common stock, no par value, 100 million shares
   authorized, 27,848,270 and 27,920,704 issued and
   outstanding, respectively.......................    27,486,554    27,806,290
  Warrants.........................................    11,719,399    12,171,879
  Treasury stock...................................      (501,674)     (501,674)
  Deferred compensation obligation.................       501,674       501,674
  Accumulated other comprehensive income...........           --         11,700
  Unearned compensation............................      (150,150)     (136,500)
  Accumulated deficit..............................   (60,404,688)  (81,091,937)
                                                     ------------  ------------
    Total shareholders' equity (deficit)...........   (21,348,885)  (41,238,568)
                                                     ------------  ------------
    Total liabilities and shareholders' equity
     (deficit).....................................  $185,655,629  $199,325,440
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         1998          1999
                                                      -----------  ------------
                                                            (unaudited)
Data and voice service revenue......................  $ 1,807,073  $ 15,310,576
Data and voice product revenue......................    4,715,792    15,170,290
                                                      -----------  ------------
  Total revenue.....................................    6,522,865    30,480,866
Cost of sales excluding depreciation................    4,798,024    20,073,569
Selling, general and administrative.................    6,061,845    23,337,581
Depreciation and amortization.......................      762,439     2,862,892
                                                      -----------  ------------
  Total operating expenses..........................   11,622,308    46,274,042
  Operating loss....................................   (5,099,443)  (15,793,176)
  Interest expense..................................      (52,568)   (5,936,665)
  Interest income...................................       31,478       950,646
  Other income, net.................................        9,867        91,946
                                                      -----------  ------------
Net loss............................................   (5,110,666)  (20,687,249)
Other comprehensive income, Unrealized holding gains
 on securities......................................       57,690        11,700
                                                      -----------  ------------
  Comprehensive loss................................  $(5,052,976) $(20,675,549)
                                                      ===========  ============
Net loss per share:
  Net loss per share (basic and diluted)............  $     (0.19) $      (0.74)
                                                      ===========  ============
  Weighted average number of shares outstanding
   (basic and diluted)..............................   26,958,467    27,885,235
                                                      ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)

                                                                                            Accumulated
                                                                   Deferred                    Other
                     Common     Common                Treasury   Compensation   Unearned   Comprehensive Accumulated
                     Shares      Stock     Warrants     Stock     Obligation  Compensation    Income       Deficit
                   ---------- ----------- ----------- ---------  ------------ ------------ ------------- ------------
Balance, December
31, 1998.........  27,848,270 $27,486,554 $11,719,399 $(501,674)   $501,674    $(150,150)     $   --     $(60,404,688)
Common stock
issued for:
 401(k) match....      42,434     169,736         --        --          --           --           --              --
 Business
 combinations....      30,000     150,000         --        --          --           --           --              --
Compensation
expense..........         --          --          --        --          --        13,650          --              --
Warrants issued
in connection
with financing...         --          --      452,480       --          --           --           --              --
Other
comprehensive
income:
 Unrealized gain
 on securities...         --          --          --        --          --           --        11,700             --
Net loss.........         --          --          --        --          --           --           --      (20,687,249)
                   ---------- ----------- ----------- ---------    --------    ---------      -------    ------------
Balance, March
31, 1999.........  27,920,704 $27,806,290 $12,171,879 $(501,674)   $501,674    $(136,500)     $11,700     (81,091,937)
                   ========== =========== =========== =========    ========    =========      =======    ============
                      Total
                   -------------
Balance, December
31, 1998.........  $(21,348,885)
Common stock
issued for:
 401(k) match....       169,736
 Business
 combinations....       150,000
Compensation
expense..........        13,650
Warrants issued
in connection
with financing...       452,480
Other
comprehensive
income:
 Unrealized gain
 on securities...        11,700
Net loss.........   (20,687,249)
                   -------------
Balance, March
31, 1999.........   (41,238,568)
                   =============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                   -----------------------------
                                                   March 31, 1998 March 31, 1999
                                                   -------------- --------------
                                                            (unaudited)
Cash flows from operating activities
 Net loss........................................   $(5,110,666)   $(20,687,249)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization...................       762,439       2,862,892
 Amortization of deferred financing costs and
  accretion of debt discount.....................           --          400,927
 Provision for uncollectible accounts............           --          902,468
 Stock compensation expense......................        27,300          13,650
 401(k) contributions through the issuance of
  common stock...................................           --          169,736
 Change in working capital (net of acquisitions):
 Trade accounts receivable.......................    (2,333,283)     (2,275,973)
 Inventory.......................................        21,106         439,135
 Prepaid expenses and other current assets.......      (299,099)       (565,651)
 Trade accounts payable..........................     1,906,273        (421,975)
 Accrued compensation............................       799,600       1,630,229
 Accrued interest................................           --        5,200,000
 Deferred revenue and customer deposits..........        33,956        (205,321)
 Other accrued liabilities.......................     1,752,207        (979,918)
                                                    -----------    ------------
Net cash used in operating activities............    (2,440,167)    (13,517,050)
Cash flows from investing activities
 Additions of property and equipment.............    (1,711,759)     (1,074,597)
 Acquisitions, net of cash acquired..............      (424,302)     (1,500,000)
 Short-term investments..........................     4,926,509     (15,872,901)
 Restricted cash.................................        (3,482)     (1,475,092)
 Leases receivable...............................           --         (700,262)
 Other assets....................................      (217,245)        (22,865)
                                                    -----------    ------------
Net cash provided by (used in) investing
 activities......................................     2,569,721     (20,645,717)
Cash flows from financing activities
 Proceeds from private placement, net of offering
  costs..........................................           --       19,300,000
 Proceeds from new borrowings....................           --          985,843
 Payments on notes payable.......................      (166,805)        (29,743)
 Payments on capital leases......................      (231,776)     (1,298,042)
 Proceeds from exercise of stock options.........        14,500             --
                                                    -----------    ------------
Net cash provided by (used in) financing
 activities......................................      (384,081)     18,958,058
                                                    -----------    ------------
Net decrease in cash and cash equivalents........      (254,527)    (15,204,709)
Cash and cash equivalents at beginning of
 period..........................................       667,344      25,597,461
                                                    -----------    ------------
Cash and cash equivalents at end of period.......   $   412,817    $ 10,392,752
                                                    ===========    ============
Supplemental disclosure of other cash and non-
 cash investing and financing activities:
 Acquisition of property and equipment through
  the issuance of capital leases.................   $   537,500    $  2,281,484
 Cash paid for interest..........................        97,958         335,738

  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

  References in these footnotes to "Convergent Communications," "us," "we," "our" refer to Convergent Communications, Inc. and its subsidiaries.

  Convergent Communications is a single-source provider of data and voice communications systems, services and solutions to small and medium sized businesses. We design, build, install, manage and monitor data and voice networks inside enterprises and provide external network services such as data transport, long distance, local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing a next generation, converged data and voice switching platform in each of the markets in which we operate to efficiently handle our customers' traffic. We provide the following products and services:

  .  Data Services

  .  Voice Services

  .  Enterprise Network Services

  .  Data Products

  .  Voice Products

  Our ultimate success depends upon, among other factors, establishing our nationwide network, funding the development of our enterprise networks, continuing to develop our customer care and sales organizations, integrating acquired businesses, attracting and retaining customers, continuing to develop and integrate our operational support system and other back office systems, responding to competitive developments, continuing to attract, retain and motivate qualified personnel, and continuing to upgrade our technologies and commercialize our services incorporating these technologies. There is no assurance that we will be successful in addressing these matters and our failure to do so could have a material adverse effect on our business prospects, operating results and financial condition. Our business plan will continue to require a substantial amount of capital to fund our expansion of our existing and acquired markets. As we continue to expand our business, we will seek additional sources of financing to fund our development. If we are unsuccessful in obtaining financing, we would be compelled to alter our business strategy or delay or abandon some of our future plans.

2. INTERIM FINANCIAL DATA:

  The consolidated balance sheet as of March 31, 1999, statement of shareholders' equity (deficit) for the three months ended March 31, 1999 and the consolidated statements of operations and comprehensive loss, and cash flows for the three months ended March 31, 1998 and 1999 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

  The accompanying financial statements should be read with our consolidated financial statements included in our 1998 form 10-K filed with the Securities and Exchange Commission on March 16, 1999.

  Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. ACQUISITIONS:

  Kansas Communications, Inc. In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. ("KCI"). KCI was a telecommunications equipment provider and integrator. The

                        CONVERGENT COMMUNICATIONS, INC.

purchase price consisted of $1.5 million in cash, $4.5 million in notes payable and 30,000 shares of our common stock (additional shares of our common stock may be issued after certain financial adjustments are completed), which, for purchase accounting purposes, were assigned a value of $5.00, and assumed liabilities of $2.4 million resulting in total consideration of $8.7 million. After March 31, 1999, $1.5 million of the notes payable were paid with the proceeds from the sale of our Series A Convertible Preferred Stock. An additional $2.0 million will be due upon the completion of a debt or equity financing in excess of $25.0 million.

  We accounted for this acquisition as a business combination using the purchase method of accounting. In connection with the acquisition, the excess of consideration given over the fair market value of the net assets acquired is being amortized on a straight line basis over the estimated life of the intangible asset acquired which is ten years. The accompanying financial statements include the accounts of KCI from the effective date of the acquisition.

  The allocation of consideration given during the three months ended March 31, 1999 to the acquired assets is as follows:

   Purchase price:
     Cash paid................................................... $ 1,500,000
     Notes payable issued to former owner........................   4,490,000
     Common stock issued to the former owners....................     150,000
                                                                  -----------
       Total purchase price...................................... $ 6,140,000
                                                                  ===========
   Allocation of the purchase price to acquired assets and
    assumed liabilities:
     Accounts receivable......................................... $ 1,715,835
     Inventory...................................................   2,639,284
     Prepaid expenses, deposits and other current assets.........      87,117
     Equipment...................................................     391,129
     Goodwill....................................................   3,741,412
     Liabilities and debt assumed................................  (2,434,777)
                                                                  -----------
       Amounts allocated......................................... $ 6,140,000
                                                                  ===========

4. SERIES A PREFERRED STOCK:

  In March 1999, we sold 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 1,500,000 shares of our common stock to various affiliates of the Sandler/21st Century Group for total consideration of $20.0 million. Each share of Series A Convertible Preferred Stock will automatically convert into a minimum of 5 and maximum of 7.14 shares of common stock upon a public offering that provides gross proceeds to us in excess of $50.0 million. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $7.50 per share for a period of five years. The number of shares issuable upon the exercise of the warrants is subject to adjustment based upon our initial public offering price, up to a maximum of 2,000,000 shares. If there is not a public offering providing gross proceeds to us in excess of $50.0 million within five years of the sale of the Series A Convertible Preferred Stock, the holders of the Series A Convertible Preferred Stock have the option to require us to repurchase their shares plus accrued interest. The proceeds from the sale, net of related offering costs were $19.3 million. One of our directors, Michael Marocco, is a principal of several of the entities in the Sandler/21st Century Group. Mr. Roland Casati, another director, also purchased shares of Series A Convertible Preferred Stock.

  We have 1,000,000 shares of preferred stock authorized none of which were outstanding as of December 31, 1998 and 800,000 of which were outstanding as of March 31, 1999.

                        CONVERGENT COMMUNICATIONS, INC.

5. BUSINESS SEGMENTS:

  We classify our business into five fundamental areas: data services, voice services, Enterprise Network Services, data products and voice products. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are: revenue and gross margin before depreciation as presented below:

                               Three Months Ended March 31,
                             ----------------------------------
                                1998          1999
                             -----------  ------------
Revenue:
  Data services............. $   808,015  $  2,118,940
  Voice services............     882,667    12,458,199
  Enterprise Network
   Services.................     116,391       733,437
  Data products.............   4,462,299     7,161,752
  Voice products............     253,493     8,008,538
                             -----------  ------------
    Total revenue...........   6,522,865    30,480,866
                             -----------  ------------
Gross margin before
 depreciation:
  Data services.............     446,732       987,008
  Voice services............     383,400     5,250,256
  Enterprise Network
   Services.................      61,374       591,455
  Data products.............     740,389       794,861
  Voice products............      92,946     2,783,717
                             -----------  ------------
    Total gross margin
     before depreciation....   1,724,841    10,407,297
                             -----------  ------------
Reconciliation to net loss:
  Selling, general and
   administrative...........  (6,061,845)  (23,337,581)
  Depreciation and
   amortization.............    (762,439)   (2,862,892)
                             -----------  ------------
  Operating loss............  (5,099,443)  (15,793,176)
  Interest expense..........     (52,568)   (5,936,665)
  Interest income...........      31,478       950,646
  Other income, net.........       9,867        91,946
                             -----------  ------------
    Net loss................ $(5,110,666) $(20,687,249)
                             ===========  ============

6. NET LOSS PER SHARE:

  The net loss available to common shareholders and weighted average shares consists of the following:

                                                       Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                       1998          1999
                                                    -----------  ------------
   Net loss........................................ $(5,110,666) $(20,687,249)
                                                    ===========  ============
   Weighted average common shares used for basic
    earnings per share.............................  26,958,467    27,885,235
   Warrants........................................         --            --
   Stock options...................................         --            --
                                                    -----------  ------------
   Weighted average number of shares outstanding
    (basic and diluted)............................  26,958,467    27,885,235
                                                    ===========  ============
   Anti-dilutive weighted average options and
    warrants not included..........................  12,935,125    17,732,957
                                                    ===========  ============

                        CONVERGENT COMMUNICATIONS, INC.

7. SUBSEQUENT EVENTS:

  In April 1999, we acquired BSSi Innovations, Inc. ("BSSi"). BSSi was a data network integration services provider based in Chicago, Illinois. The purchase price consisted of $455,000 in cash, 74,000 shares of our common stock, which for purchase accounting purposes were assigned a value of $5.00 per share, and assumed debt of approximately $525,000, resulting in total consideration of $1.3 million. An additional 20,000 shares may be issued if certain financial conditions are met.

  In April 1999, we executed a memorandum of understanding with Cisco Systems, Inc. for the purchase of approximately $103.5 million of Cisco equipment, including Cisco's IP + ATM switches to be installed in our multi-service switching platforms (which we call our ePOP).

  In addition, in conjunction with our memorandum of understanding with Cisco Systems, Inc., we executed a non-binding proposal letter with Cisco Systems Capital Corporation for the financing of the Cisco equipment to be purchased from Cisco Systems, Inc.

  We are in the process of filing a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering of our common stock.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying footnotes included in this Form 10-
Q. This discussion includes forward-looking statements and is based on current expectations which involve risks and uncertainties. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.

Overview

  We are a rapidly growing national provider of single-source data and voice communications systems, services and solutions primarily to businesses with 25 to 500 employees. Inside our customers' premises we own communications networks and provide professional services, such as the design, installation, management and monitoring of those networks to our customers. Outside our customer' premises, we provide a full range of data and voice transport services. By operating networks, both inside and outside our customers' premises, and by offering a broad range of data and voice products and services, we enable small and medium sized businesses to use state-of-the-art communications solutions, including data and voice networks based on Internet Protocol, electronic commerce, the Internet and sophisticated communications systems. We offer each of our products and services on a stand-alone basis and are now offering a bundled communications solution, which we call Enterprise Network Services, in which we design, install, own, manage and monitor the data and voice networks inside our customers' premises and provide communications services outside our customers' premises.

  We were first capitalized on March 1, 1996, Since that time, we have successfully raised $204.5 million in capital, including $450,000 in founder's capital, $24.0 million in two private placements of common stock in 1996 and 1997 (including an additional $450,000 from the founders), $160.0 million through the 1998 sale of our 13% Senior Notes and related warrants and $20.0 million in a 1999 sale of our convertible preferred stock and warrants to affiliates of Sandler Capital/21st Century Group. As a result of that investment in our preferred stock, we also have increased the borrowing capacity under our existing Comdisco equipment lease facility by $20.0 million to a total of $30.0 million.

  In the last three years, we completed 14 strategic acquisitions, the most significant of which was the 1998 acquisition of substantially all of the assets of Tie Communications, Inc. at a cost of approximately $51.4 million. With the acquisition of these assets, we accelerated our growth by adding 24 new markets and 452 employees with experience in voice products and services. This acquisition also gave us the opportunity to cross-market our data products and services, including Enterprise Network Services, to the approximately 77,000 customers that purchased products or services from Tie in the past.

  We began offering Enterprise Network Services in December 1997 and have now entered into long-term Enterprise Network Service contracts with 21 customers with an aggregate of approximately 1,670 computers and telephones. We expect these contracts will provide us with approximately $2.6 million in annual contract revenue, and over their terms we expect they will produce total revenue of approximately $15.4 million. Although these contracts may be canceled by the customer, exposing us to risks related to remarketing, cancellation requires payment of a fee designed to reimburse us for all or substantially all of our costs incurred in entering into the contract.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(Continued)


Description of Financial Components

  We classify our business into five segments: data services, voice services, Enterprise Network Services, data products and voice products.

  Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.


               Revenue                 Cost of Sales (excluding depreciation)
   --------------------------------  -------------------------------------------
   Data Services
    Professional Services
    web design and hosting and       . engineer and technician compensation and
    network planning, design,          benefits
    maintenance, and monitoring

    Network Services
    frame relay (ATM and IP          . leased line costs of connecting a
    switching), Internet access and    customer to a long distance or local
     web hosting                       network
                                     . capacity charges that long distance and
                                       local carriers, Internet providers and
                                       others impose to use their equipment and
                                       network

                               ----------------

   Voice Services
    Professional Services
    network planning, design,     . engineer and technician compensation and
    maintenance and monitoring      benefits

    Network Services
    long distance service, local  . leased line facilities' costs of
    telephone service and public    connecting a customer to a long distance
     phone service                  or local network
                                  . capacity charges that long distance and
                                    local carriers, Internet service
                                    providers and others impose to use their
                                    equipment and network

                               ----------------

   Enterprise Network Services
    long-term contracts (typically      . all the costs associated with all the
    three to five years) under which      data and voice products and services
    we own, manage and are responsible    described in this table
    for all or a portion of the
    network inside our customers'
    premises

                               ----------------

   Data Products
    sale and installation of network . cost of data network equipment equipment
                                      . costs of installation, including
                                        technician compensation and benefits.

                               ----------------

   Voice Products
    sale and installation of network . cost of voice network equipment equipment
                                      . costs of installation, including
                                        technician compensation and benefits.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Selling, general and administrative expenses have increased significantly and will continue to increase as we recruit additional management and support personnel necessary for continued growth. The Tie acquisition contributed substantially to this increase. However, we expect these expenses to decline as a percentage of our revenue as we expand our customer base and begin selling additional products and services in each of our markets.

  . Sales and marketing expenses include commissions paid in connection with our sales programs, marketing salaries and benefits, travel expenses, trade show expenses, consulting fees and promotional costs. Also included are the costs of soliciting potential customers such as telemarketing, brochures, targeted advertising and promotional campaigns. We expect these expenses to increase as we add additional sales and marketing personnel and further implement our business plan.

  . General and administrative expenses primarily consist of salaries and related expenses of management and support services personnel, occupancy fees, professional fees and general corporate and administrative expenses. We also include costs associated with the development, support and expected enhancements of our operational support software platform, to the extent these costs are not capitalized.

  Depreciation and amortization expense includes depreciation of property, network and equipment (over two to five years), including our assets located inside our customers' premises provided under Enterprise Network Services contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that result from business acquisitions. We had $49.0 million of goodwill, net of amortization, on March 31, 1999. Depreciation and amortization will increase as we install additional ePOP switching platforms and expand our Enterprise Network Services business and as a result of increased amortization of intangibles expected to result from future acquisitions.

  Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including our purchase of Cisco Systems Inc.'s multi-service, data and voice switches and additional Cisco equipment under the proposed $103.5 million equipment facility with Cisco Systems Capital Corporation.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

  The percentages shown in the following table with respect to revenue represent revenue for each business segment as a percentage of total revenue. Percentages with respect to cost of sales excluding depreciation and gross margin before depreciation are of the revenue for the related segment.

                                                        Three Months March 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------  -----------
                                                        (dollars in thousands)
Revenue:
  Data services........................................ $  808  12% $ 2,119   7%
  Voice services.......................................    883  14   12,458  41
  Enterprise Network Services..........................    116   2      733   2
  Data products........................................  4,462  68    7,162  24
  Voice products.......................................    254   4    8,009  26
                                                        ------ ---  ------- ---
    Total revenue...................................... $6,523 100% $30,481 100%
                                                        ====== ===  ======= ===
Cost of sales excluding depreciation:
  Data services........................................ $  361  45% $ 1,132  54%
  Voice services.......................................    499  57    7,208  58
  Enterprise Network Services..........................     55  48      142  19
  Data products........................................  3,722  84    6,367  89
  Voice products.......................................    161  46    5,225  65
                                                        ------      -------
    Total cost of sales excluding depreciation......... $4,798  74% $20,074  66%
                                                        ======      =======
Gross margin before depreciation:
  Data services........................................ $  447  55% $   987  46%
  Voice services.......................................    384  43    5,250  42
  Enterprise Network Services..........................     61  52      591  81
  Data products........................................    740  16      795  11
  Voice products.......................................     93  54    2,784  35
                                                        ------      -------
    Total gross margin before depreciation............. $1,725  26% $10,407  34%
                                                        ======      =======

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)


Summary Quarterly Financial Data

  The table below presents unaudited quarterly statement of operations data for each of the nine quarters through March 31, 1999. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements contained in our 1998 Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                     1997                                  1998                      1999
                                        ----------------------------------  -------------------------------------  --------
                                          1st      2nd      3rd      4th      1st      2nd       3rd       4th       1st
                                        -------  -------  -------  -------  -------  --------  --------  --------  --------
                                                                      (in thousands)
Operating Statement Data:
 Revenue...........................     $   598  $ 2,020  $ 3,144  $ 4,448  $ 6,523  $  7,982  $ 22,316  $ 24,779  $ 30,481
 Cost of sales excluding depreciation..     378    1,359    2,209    3,423    4,798     5,772    14,717    18,416    20,074
 Selling, general and administrative..    1,188    1,974    3,052    4,769    6,062     7,710    15,507    18,583    23,337
 Depreciation and amortization.....         223      233      296      701      762     1,191     2,646     2,894     2,863
                                        -------  -------  -------  -------  -------  --------  --------  --------  --------
 Operating loss....................      (1,191)  (1,546)  (2,413)  (4,445)  (5,099)   (6,691)  (10,554)  (15,114)  (15,793)
Net loss...........................     $(1,086) $(1,586) $(2,817) $(4,166) $(5,111) $(11,169) $(15,355) $(18,941) $(20,687)
                                        =======  =======  =======  =======  =======  ========  ========  ========  ========
EBITDA (1).........................     $  (968) $(1,313) $(2,117) $(3,744) $(4,337) $ (5,500) $ (7,908) $(12,220) $(12,930)
                                        =======  =======  =======  =======  =======  ========  ========  ========  ========

--------
(1) EBITDA consists of earnings before interest (net), income taxes, depreciation and amortization and other income (expense). EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) as a measure of performance or as an alternative to cash flow as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures used by other companies.

  We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization has increased in each quarter through December 31, 1998. The increases in depreciation are due to the purchase of property, network and equipment both inside and outside our customers' premises associated with our expansion from one to 35 markets since inception, and due to the deployment of our multi-service data and voice switching platform in three markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 13 acquisitions through March 31, 1999. We have also experienced increasing operating and net losses every quarter. However, net loss has declined as a percentage of revenue from 182% for the first quarter of 1997 to 68% of revenue for the first quarter of 1999.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1999

  Revenue for the first quarter of 1999 was $24.0 million greater than revenue for the first quarter of 1998. The increase in revenue was primarily due to the addition of 27 new markets from 1998 to 1999. The increase in markets resulted from acquisitions made between the end of the first quarter of 1998 and the first quarter of 1999. The increase in revenue was also due to internal growth of our operations and sales staff. Our most significant

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

acquisition was the acquisition of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition contributed to the sizable increase in voice product revenue and voice services revenue. The increase in data products was primarily a result of the development and growth of existing markets and a result of the expansion of data services markets from eight at March 31, 1998 to 12 at March 31, 1999. As a result of the Tie acquisition, and our continued strategy to increase our service offerings, our overall revenue mix shifted from approximately 28% in services for the first three months of 1998, to 50% in services for the first three months of 1999.

  Cost of sales excluding depreciation increased $15.3 million from the first quarter of 1998 to the first quarter of 1999 and declined as a percentage of total revenue from 74% for the first quarter of 1998 to 66% for the first quarter of 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of product sales excluding depreciation, as a percentage of product revenue, from 82% for the first quarter of 1998 to 76% for the first quarter of 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice products which have a lower related cost of sales excluding depreciation than data products. Cost of service sales excluding depreciation as a percentage of service revenue, increased from 51% for the first quarter of 1998 to 55% for the first quarter of 1999. The increase in cost of service sales excluding depreciation as a percentage of service revenue was primarily due to an increase in voice services, primarily long-distance services which have a higher related cost of sales excluding depreciation.

  Selling, general and administrative expenses increased $17.2 million from the first quarter of 1998 to the first quarter of 1999, but decreased as a percentage of revenue from 93% to 77%. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

  The $17.2 million increase was primarily a result of:

  .  the expansion from eight to 35 markets;

  . the completion of five acquisitions (four in the last nine months of 1998 and one in the first three months of 1999);

  . an increase from 209 employees at March 31, 1998 to 1,080 at March 31, 1999 (452 of which were hired as a result of the Tie acquisition); and

  . continued growth of the support services organization required to support expanding field operations, which accounted for approximately $11.2 million or 48% of total selling, general and administrative expenses for the three months ended March 31, 1999.

  Depreciation and amortization expense increased approximately $2.1 million from the first quarter of 1998 to the first quarter of 1999. This increase is a direct result of increases of $23.7 million in property, network and equipment. In addition, goodwill increased $44.5 million and other intangible assets increased $1.7 million as a result of the five acquisitions completed between March 31, 1998 and March 31, 1999. As of March 31, 1999 we had $49.0 million in goodwill, net of amortization, which is being amortized over ten years. The increase in property, network and equipment is largely due to:

  .  the expansion from eight to 35 markets;

  . the development and deployment of our multi-functional converged data and voice switching platform in three markets;

  .  continued development of our operational support system;

  . the increase in assets managed under Enterprise Network Services contracts; and

  . office equipment and furniture related to the growth of our support services organization.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Interest expense increased by approximately $5.9 million as a result of the April 1998 issuance of $160.0 million in principal amount of our 13% Senior Notes promissory notes and warrants to purchase 1,728,000 shares of common stock. Approximately $400,000 of this increase relates to accretion of the debt discount resulting from the value assigned to the warrants and amortization of debt issuance costs, neither of which are cash expenses. Interest expense also increased as a result of assumed indebtedness from acquisitions, as well as increased indebtedness under our equipment financing facilities with Comdisco and Sun Financial Group, Inc. due to property, network and equipment purchased for our networks both inside and outside our customers' premises.

  Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including equipment purchased for installation at our customers' offices in connection with the provision of Enterprise Network Services.

  Interest income increased approximately $919,000 as a result of the temporary investment of the remaining proceeds of the offering of the 13% Senior Notes and proceeds from the sales of convertible preferred stock in March 1999, prior to using the proceeds in our business.

  Other income (net), which consists of miscellaneous other non-operating types of expenses, increased by approximately $82,000.

  Net loss increased approximately $15.6 million as a result of the factors discussed above.

Liquidity and Capital Resources

  Since inception, in addition to borrowing under our credit facilities we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts and other expenses associated with the offering.

Securities Sold                                      Gross Proceeds Net Proceeds
---------------                                      -------------- ------------
Initial sale of 7,500,000 shares of common stock to
 founders (April through October 1996).............   $    450,000  $    450,000
7,000,000 shares of common stock and 3,500,000 war-
 rants (December 1996 through February 1997)             7,000,000     6,295,794
6,820,000 shares of common stock and 3,410,000
 warrants (October through November 1997)..........     17,050,000    15,339,787
13% Senior Notes and 1,728,000 warrants (April
 1998).............................................    160,000,000   152,377,955
Sale of 800,000 shares of Series A Convertible
 Preferred Stock and 1,500,000 warrants (March
 1999).............................................     20,000,000    19,300,000
                                                      ------------  ------------
    Total funds raised.............................   $204,500,000  $193,763,536
                                                      ============  ============

  Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions and operating losses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses. As a result, we expect to incur net losses for at least the next 36 months. However, if our customer base grows and we are successful in offering all of our data services and products, we believe revenue will increase in larger proportion than operating expenses.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

  As of March 31, 1999, we had current assets of $79.9 million, including cash and cash equivalents of $10.4 million, short-term investments of $15.9 million and restricted cash of $20.8 million, and working capital of $22.4 million. In addition, we also had $32.0 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

  Cash Flows From Operating Activities: Operating activities used cash of approximately $13.5 million during the first quarter of 1999 and $2.4 million during the first quarter of 1998. The majority of this increase was due to an increase in net loss of $15.6 million and an increase in trade accounts receivable of approximately $2.3 million, which were partially offset by an increase in accrued interest expense of $5.2 million, depreciation and amortization of $2.9 million, an increase of $1.6 million in accrued compensation, non-cash expenses and other changes in working capital. Cash used in operating activities for the first quarter of 1998 was primarily due to our net loss of $5.1 million, partially offset by non-cash expenses such as depreciation and amortization and changes in working capital.

  Cash Flows From Investing Activities: Investing activities used cash of $20.6 million during the first quarter of 1999 and provided cash of $2.6 million during the first quarter of 1998. Cash used in investing activities during the first quarter of 1999 primarily consisted of short-term investments and restricted cash of $17.3 million, business combinations of $1.5 million and capital expenditures of $1.1 million. An additional $2.3 of capital expenditures were financed under our financing facilities. Cash provided by investing activities during the first quarter of 1998 consisted of $4.9 million resulting from maturing short-term investments, partially offset by $1.7 million in capital expenditures and approximately $424,000 for business combinations.

  In April 1999, we completed the acquisition of BSSi Innovations, Inc.
(BSSi). BSSi was a provider of data network integration services based in Chicago, Illinois. The purchase price consisted of $455,000 in cash, 74,000 shares of our common stock and assumed debt of approximately $525,000. An additional 20,000 shares may be issued if certain financial conditions are met.

  Cash Flows From Financing Activities: Financing activities provided cash of approximately $19.0 million during the first quarter of 1999 and used cash of approximately $384,000 during the first quarter of 1998. Cash provided by financing activities during 1999 consisted of approximately $19.3 million in net proceeds from the sale of our convertible preferred stock and $1.0 million in new borrowings, which was partially offset by approximately $1.3 million in payments on long-term borrowings. Cash used in financing activities during the first quarter of 1998 consisted of payments on long-term notes payable and capital leases.

  In November 1997, we entered into an agreement with Comdisco, Inc. through which we can receive up to $50.0 million of equipment lease financing. At March 31, 1999, $30.0 million was available to us under this facility. As of March 31, 1999, a total of approximately $10.2 million had been utilized and $19.8 million was available. This facility will expire on June 30, 2000. The remaining $20.0 million will become available upon the satisfaction of additional conditions.

  On April 2, 1998, we completed the offering of our 13% Senior Notes, in the aggregate principal amount of $160.0 million and warrants to purchase 1,728,000 shares of common stock. At the closing, we deposited $56.8 million of the proceeds from that offering in a collateral account. The amount in the collateral account along with the interest earned will be sufficient to pay the first six interest payments on the 13% Senior Notes, of which two have been made as of April 1, 1999. We received approximately $95.6 million after deducting offering costs of approximately $7.6 million and funding the collateral account. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and make certain payments, including dividends.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)


  In March 1999, we sold to affiliates of the Sandler/21st Century Group 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 1,500,000 shares of our common stock, for total consideration of $20.0 million. The proceeds from the sale, net of related offering costs, were approximately $19.3 million.

  In April 1999, we executed a non-binding proposal letter with Cisco Systems Capital Corporation for a six-year $103.5 million credit facility. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. powered multi-service data and voice switching platform and for other Cisco System's equipment. Under the terms of this proposal, Cisco Systems Capital would also receive a warrant to purchase 1,150,000 shares of our common stock. The warrant would have an exercise price of $10.00 per share and be exercisable for three years from the date of issuance. The facility would be available in three tranches over a three year period with quarterly payments due over the three years beginning one year from the availability of each tranche.

  We have an agreement with Sun Financial Group, Inc., a subsidiary of GATX Capital Corporation, that was used to finance our internal capital needs under which $4.8 million was outstanding on March 31, 1999. We also have a $1.8 million agreement with GE Capital Fleet Services for financing purchases of company vehicles, none of which was outstanding as of March 31, 1999.

  Future Capital Requirements. We have significant debt in relation to our equity. At March 31, 1999, we had $174.9 million in debt and $41.2 million in shareholders' deficit, which includes paid-in capital of $40.0 million, but excluded $19.3 million in convertible preferred stock classified outside of shareholders' equity. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

  . deploying our multi-functional converged data and voice switching platform in all of our markets and leasing of our IP/ATM network connecting our switches;

  . funding the purchase, installation and ownership of enterprise networks of our Enterprise Network Services customers (which includes providing our customers with all necessary hardware, software, transmission facilities and management maintenance and monitoring);

  . continuing to develop customer care and sales organizations;

  . continuing to develop our operational support system; and

  . funding operating losses and debt service requirements.

  In addition, we will continue to evaluate acquisitions and investments. Completing additional acquisitions and investments could require us to spend a portion of our cash, and compel us to raise additional capital sooner. We are currently in the process of filing a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our common stock.

  We estimate that our existing funds, the proceeds from our proposed initial public offering, our available borrowing and lease financing capacity and the proceeds from the exercise of our warrants expiring in July 1999 will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)


Impact of the Year 2000 Issue

  The year 2000 issue generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. Those computers and software will need to be upgraded or replaced to accept four digit dates to distinguish dates in the 21st century from dates in the 20th century. The problem could result in system failures or miscalculations and cause disruptions in operations including, among other things, the inability to process transactions, send invoices, provide data and voice communications services or engage in similar normal business activities.

  State of Readiness. We have created a task force (consisting of representatives from our information technology, product management, sales and marketing, finance and legal departments) that evaluates our internal and external systems as they relate to year 2000 issues. We have reviewed our critical internal systems, including our systems for customer billing, customer service and financial reporting. We have obtained year 2000 readiness certifications from most manufacturers and suppliers of our internal systems. Any internal systems which were identified as having a potential problem have already been replaced or are in the process of being replaced or modified. Except for portions of two systems relating to order entry procedures which we acquired in our two most recent acquisitions (Tie and KCI), we believe that our internal systems are year 2000 ready. We are in the process of upgrading the two systems based upon the manufacturer's recommendation, which should be completed by the third quarter of 1999.

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

  Costs. We have not incurred any significant costs in identifying year 2000 issues other than the opportunity cost of the time spent by our personnel. We do not anticipate any significant further costs in identifying year 2000 issues. Programming costs associated with conforming the two non-ready systems are estimated to be approximately $500,000. We have prepared contingency plans, including manual order entry procedures and identification of potential software modifications, in the event that there are delays in moving the information from the non-ready systems to our year 2000 systems. Costs associated with our contingency plans could include the hiring of additional personnel to process orders and implement software modifications. The exact amount of the costs associated with our contingency plans cannot be determined at this time as a result of not knowing the number of additional personnel that may need to be hired.

  Risks of Year 2000 Issues. Based on our assessments to date, we believe that we will not experience any material disruption in internal systems or information processing as a result of year 2000 issues. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control. Although we have taken steps that we believe should have identiied potential year 2000 issues, if some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations. In addition, if a critical provider of services, such as those providers supplying electricity, water or other services, or a vendor or manufacturer supplying products sold to our customers, experiences difficulties resulting in disruption of services to us or the

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS--(Continued)

sale of malfunctioning products to our customers, there could be a material adverse effect on our business. Potential risks include

  . the disruption of utility services resulting in a closure of the affected facility for the duration of the disruption;

  . the disruption of data or vice services we provide to our customers;

  . the inability to process customer billing accurately or in a timely manner;

  . the inability to provide accurate financial reporting to management, auditors, investors and others;

  . litigation costs associated with potential suits from customers and investors; and

  . delays in implementing other projects as a result of work by internal personnel on year 2000 issues.

                                    Part II

Item 1. Legal Proceedings

  The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. Changes in Securities

                    Underwriters   Number of   Common Stock
                    or Class of    Shares of    Warrants/       Other                      Exemption
Date                 Purchasers   Common Stock   Options      Securities   Consideration    Claimed
-----------------  -------------- ------------ ------------ -------------- -------------- ------------
Feb. 12, 1999      Sellers in an     30,000                                Substantially  Section 4(2)
                   acquisition                                             all
                                                                           of the assets
                                                                           of the target
                                                                           company

Mar. 17, 1999 and  Accredited                   1,500,000   800,000 shares $20,000,000    Section 4(2)
 Mar. 31, 1999     investors and                            of Class A
                   one investor                             Convertible
                   who retained                             Preferred
                   Company                                  Stock
                   director
                   Michael
                   Marocco
                   as Investor
                   Representative

Mar. 21, 1999      Credit                         400,000                  Extension of   Section 4(2)
                   facility                                                $20.0 million
                   provider                                                of credit



Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits
      Articles of Incorporation
 +3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent Communications, Inc.

 ++3.4  Articles of Amendment to the Amended and Restated Articles of
       Incorporation of Convergent Communications, Inc.

 10    Material Contracts

 +10.23 Securities Purchase Agreement dated March 17, 1999 between Convergent
       Communications, Inc. and the Initial Purchaser

 27   Financial Data Schedule

 (b)     Reports on Form 8-K

     None

+ Previously filed and incorporated by reference to the exhibit of the same
number in the Form 10-K (SEC File   333-53953)
++ Previously filed and incorporated by reference to the exhibit of the same number in the Form S-1 filed on the date hereof.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergent Communications, Inc.

Date: May 14, 1999                                   /s/ John R. Evans
                                          By: _________________________________
                                                       John R. Evans
                                               Chairman and Chief Executive
                                                          Officer

Date: May 14, 1999                                  /s/ Keith V. Burge
                                          By: _________________________________
                                                      Keith V. Burge
                                               President and Chief Operating
                                                          Officer

Date: May 14, 1999                                  /s/ John J. Phibbs
                                          By: _________________________________
                                                    John J. Phibbs Jr.
                                                Chief Financial Officer and
                                                         Treasurer