Form 10-Q
period 1999-06-30
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-08-11
CIK 1046558

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (1) Yes _X_   No ___

     (2) Yes _X_   No ___

           On August 5, 1999, 27,681,241 shares of the registrant's
                         Common Stock were outstanding
        (reflects the one-for-two reverse stock split on July 20, 1999).

                               TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             --------
                         PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--December 31, 1998 and June 30, 1999...........................................         1
Consolidated Statements of Operations and Comprehensive Loss--Three and Six months ended June 30,
 1998 and 1999.............................................................................................         2
Consolidated Statement of Shareholders' Deficit--Six months ended June 30, 1999............................         3
Consolidated Statements of Cash Flows--Six months ended June 30, 1998 and 1999.............................         4
Notes to Consolidated Financial Statements.................................................................         5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............        10

                          PART II: OTHER INFORMATION
Item 1. Legal Proceedings..................................................................................        21
Item 2. Changes in Securities..............................................................................        21
Item 3. Defaults Upon Senior Securities....................................................................        21
Item 4. Submission of Matters to a Vote of Securities Holders..............................................        21
Item 5. Other Information..................................................................................        21
Item 6. Exhibits and Reports on Form 8-K
          Exhibits.........................................................................................        21
          Reports on Form 8-K..............................................................................        21

    When used in this Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, to compete effectively against better capitalized competitors, to withstand downturns in our business or the economy generally and other factors discussed in our filings with the Securities and Exchange Commission. Forward-- looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,          June 30,
                                                                                                      1998                 1999
                                                                                                 ---------------      --------------
                                                                                                                         (unaudited)
                                            ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $   25,597,461      $   11,242,052
  Short-term investments.......................................................................              --           7,957,400
  Restricted cash..............................................................................      20,800,000          20,800,000
  Trade accounts receivable, net of allowance for doubtful accounts of
    $1,908,811 and $1,581,197, respectively....................................................      17,661,220          22,796,717
  Inventory....................................................................................       6,826,732          11,337,352
  Prepaid expenses, deposits and other current assets..........................................       2,134,210           4,471,935
                                                                                                ---------------      --------------
     Total current assets......................................................................      73,019,623          78,605,456
Property, network and equipment................................................................      28,139,460          44,784,898
  Less accumulated depreciation................................................................      (4,882,832)         (8,906,829)
                                                                                                ---------------      --------------
     Total property, network and equipment.....................................................      23,256,628          35,878,069
Restricted cash, non-current...................................................................      30,549,658          22,467,381
Goodwill, net of amortization of $2,967,283 and $5,530,474, respectively.......................      46,526,288          50,100,536
Other intangible assets, net of amortization of $1,470,363 and $2,336,189,
 respectively..................................................................................      10,281,016          10,537,971
Leases receivable, less current portion........................................................         796,790           2,359,232
Investments and other assets...................................................................       1,225,626             646,792
                                                                                                ---------------      --------------
     Total assets.............................................................................. $   185,655,629      $  200,595,437
                                                                                                ===============      ==============

                               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable....................................................................... $    15,061,514      $   24,466,860
  Accrued compensation.........................................................................       4,583,140           5,184,433
  Accrued interest.............................................................................       5,214,133           5,284,578
  Other accrued liabilities....................................................................       8,666,182           7,940,721
  Deferred revenue and customer deposits.......................................................       5,211,748           5,252,206
  Liability related to business combination....................................................              --           1,350,000
  Current portion of long-term debt............................................................         603,919           4,107,090
  Current portion of capital lease obligations.................................................       5,179,251           7,790,672
                                                                                                ---------------      --------------
     Total current liabilities.................................................................      44,519,887          61,376,560
Long term debt, less discount and current portion..............................................     153,730,573         165,409,037
Long term capital lease obligations, less current portion......................................       8,754,054          11,790,481
                                                                                                ---------------      --------------
     Total liabilities.........................................................................     207,004,514         238,576,078
Commitments
Convertible preferred stock....................................................................              --          19,206,378
Shareholders' deficit:
  Common stock, no par value, 100 million shares authorized, 13,924,135
    and 14,838,347 issued and outstanding, respectively........................................      27,486,554          36,438,015
  Warrants.....................................................................................      11,719,399          10,895,321
  Treasury stock...............................................................................        (501,674)         (1,098,812)

  Deferred compensation obligation.............................................................         501,674           1,098,812
  Accumulated other comprehensive income.......................................................              --              22,423
  Unearned compensation........................................................................        (150,150)           (122,850)

  Accumulated deficit..........................................................................     (60,404,688)       (104,419,928)
                                                                                                ---------------      --------------
     Total shareholders' deficit...............................................................     (21,348,885)        (57,187,019)
                                                                                                ---------------      --------------
     Total liabilities and shareholders' deficit............................................... $   185,655,629      $  200,595,437
                                                                                                ===============      ==============

       The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                          --------------------------------      --------------------------------
                                                                1998             1999                1998              1999
                                                          ---------------   --------------      -------------    ---------------
                                                                                        (unaudited)
Data and voice service revenue.........................   $     2,422,546   $   16,731,557      $   4,229,619    $    32,042,133
Data and voice product revenue.........................         5,559,292       19,892,783         10,275,084         35,063,073
                                                          ---------------   --------------      -------------    ---------------
  Total revenue........................................         7,981,838       36,624,340         14,504,703         67,105,206

Cost of sales excluding depreciation...................         5,771,651       22,652,397         10,569,675         42,725,966
Selling, general and administrative....................         7,710,565       27,410,867         13,772,410         50,748,448
Depreciation and amortization..........................         1,190,712        4,107,529          1,953,151          6,970,421
                                                          ---------------   --------------      -------------    ---------------
  Total operating expenses.............................        14,672,928       54,170,793         26,295,236        100,444,835
  Operating loss.......................................        (6,691,090)     (17,546,453)       (11,790,533)       (33,339,629)
  Interest expense.....................................        (5,830,022)      (6,149,357)        (5,882,591)       (12,086,022)
  Interest income......................................         1,348,919          770,480          1,380,397          1,721,126
  Other income (expense), net..........................             3,473         (402,661)            13,340           (310,715)
                                                          ---------------   --------------      -------------    ---------------
Net loss...............................................       (11,168,720)     (23,327,991)       (16,279,387)       (44,015,240)
  Other comprehensive income, unrealized holding
   gains on securities.................................           234,618           10,723            292,308             22,423
  Comprehensive loss...................................   $   (10,934,102)  $  (23,317,268)     $ (15,987,079)   $   (43,992,817)
                                                          ===============   ==============      =============    ===============
Net loss per share:
  Net loss per share (basic and diluted)...............   $         (0.82)  $        (1.64)      $      (1.20)   $         (3.12)
  Weighted average number of shares outstanding
   (basic and diluted).................................        13,660,317       14,253,268         13,565,687         14,098,801
                                                          ===============   ==============      =============    ===============

       The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                                                                                               Deferred
                                       Common            Common                             Treasury         Compensation
                                       Shares            Stock            Warrants           Stock            Obligation
                                   ------------      --------------     -------------     -------------     ---------------
Balance, December 31, 1998.........  13,924,135      $   27,486,554     $  11,719,399     $    (501,674)    $       501,674
Common stock issued for:
 401(k) match......................      75,503             712,596                --                --                  --
 Business combinations.............      61,925             619,250                --                --                  --
 Exercise of stock options.........      36,500             179,000                --                --                  --
 Exercise of warrants..............     683,487           6,498,395        (1,276,558)               --                  --
Compensation.......................      94,297             946,720                --                --                  --
Shares repurchased.................     (37,500)             (4,500)               --                --                  --
Distribution of deferred stock.....          --                  --                --            52,199             (52,199)
Deferred stock compensation........          --                  --                --          (649,337)            649,337
Warrants issued in connection with
 financing.........................          --                  --           452,480                --                  --
Other comprehensive income:
 Unrealized gain on securities.....          --                  --                --                --                  --
Net loss...........................          --                  --                --                --                  --
                                   ------------      --------------     -------------     -------------     ---------------
Balance, June 30, 1999.............  14,838,347      $   36,438,015     $  10,895,321     $  (1,098,812)    $     1,098,812
                                   ============      ==============     =============     =============     ===============


                                                      Accumulated
                                                         Other
                                    Unearned         Comprehensive        Accumulated
                                   Compensation         Income              Deficit            Total
                                   ------------      -------------       -------------      -------------
Balance, December 31, 1998.........    (150,150)     $          --       $ (60,404,688)     $ (21,348,885)
Common stock issued for:
 401(k) match......................          --                 --                  --            712,596
 Business combinations.............          --                 --                  --            619,250
 Exercise of stock options.........          --                 --                  --            179,000
 Exercise of warrants..............          --                 --                  --          5,221,837
Compensation.......................      27,300                 --                  --            974,020
Shares repurchased.................          --                 --                  --             (4,500)
Distribution of deferred stock.....          --                 --                  --                 --
Deferred stock compensation........          --                 --                  --                 --
Warrants issued in connection with
 financing.........................          --                 --                  --                 --
Other comprehensive income:
 Unrealized gain on securities.....          --             22,423                  --             22,423
Net loss...........................          --                 --         (44,015,240)       (44,015,240)
                                   ------------      -------------       -------------      -------------
Balance, June 30, 1999.............    (122,850)     $      22,423       $(104,419,928)     $ (57,187,019)
                                   ============      =============       =============      =============

       The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the six months ended
                                                                          ------------------------------------------
                                                                              June 30, 1998         June 30, 1999
                                                                          -------------------   --------------------
                                                                                           (unaudited)
Cash flows from operating activities
 Net loss................................................................ $       (16,279,387)  $        (44,015,240)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..........................................           1,953,151              6,970,421
  Amortization of deferred financing costs and accretion of debt discount             191,804                843,459

  Provision for uncollectible accounts...................................             144,180                754,464
  Stock compensation expense.............................................             576,528                974,020
  401(k) contributions through the issuance of common stock..............             297,079                712,596
  Loss on sale of investment.............................................                  --                220,500
 Change in working capital (net of acquisitions):
  Trade accounts receivable..............................................          (3,197,592)            (3,740,375)
  Inventory..............................................................            (547,597)            (1,203,027)
  Prepaid expenses and other current assets..............................          (1,471,531)            (1,634,802)
  Trade accounts payable.................................................           2,353,884              3,397,280
  Accrued compensation...................................................             536,941                242,059
  Accrued interest.......................................................           5,200,000                 70,445
  Other accrued liabilities..............................................           1,406,099               (822,576)
  Deferred revenue and customer deposits.................................                  --               (816,102)
                                                                          -------------------   --------------------
Net cash used in operating activities....................................          (8,836,441)           (38,046,878)
Cash flows from investing activities
 Additions of property, network and equipment............................          (5,645,999)            (1,300,914)
 Acquisitions, net of cash acquired......................................          (1,608,743)            (2,051,833)
 Short-term investments..................................................         (73,746,649)            (7,934,977)
 Restricted cash.........................................................         (59,478,484)             8,082,277
 Leases receivable.......................................................                  --             (2,143,795)
 Proceeds from sale of investment........................................                  --                154,500
 Other assets............................................................            (179,819)              (131,303)
                                                                          -------------------   --------------------
Net cash used in investing activities....................................        (140,659,694)            (5,326,045)
Cash flows from financing activities
 Proceeds from private placements, net of offering costs.................         154,153,217             19,206,378
 Proceeds from new borrowings, net of financing costs....................             120,738              9,529,990
 Payments on notes payable...............................................            (704,868)            (2,243,541)
 Payments on capital leases..............................................            (559,882)            (2,871,650)
 Proceeds from exercise of warrants and stock options....................             123,100              5,400,837
 Repurchase of common shares.............................................                  --                 (4,500)
                                                                          -------------------   --------------------
Net cash provided by financing activities................................         153,132,305             29,017,514
                                                                          -------------------   --------------------
Net increase (decrease) in cash and cash equivalents.....................           3,636,170            (14,355,409)
Cash and cash equivalents at beginning of period.........................             667,344             25,597,461)
Cash and cash equivalents at end of period............................... $         4,303,514   $         11,242,052
                                                                          ===================   ====================
Supplemental disclosure of other cash and non-cash investing and financing activities:
 Acquisition of property, network and equipment through the issuance of
  capital leases and other financing facilities.......................... $         3,372,326   $         10,518,704
 Acquisition of property, network and equipment in accounts payable
  waiting to be financed.................................................                  --              3,901,556
 Cash paid for interest..................................................             490,787             11,172,108

The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:
     References in these footnotes to "Convergent Communications," "us," "we," "our" refer to Convergent Communications, Inc. and its subsidiaries.

     Convergent Communications is a single-source provider of data and voice communications systems, services and solutions to small and medium sized businesses. We design, build, install, manage and monitor data and voice networks inside enterprises and provide external network services such as data transport, long distance, local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing an integrated data and voice switching platform in each of the markets in which we operate to efficiently handle our customers' traffic. We provide the following products and services:

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

     Our business plan will continue to require a substantial amount of capital to fund our expansion of our existing and acquired markets. As we continue to expand our business, we will seek additional sources of financing to fund our development. We estimate that our existing funds at June 30, 1999, the proceeds from our July initial public offering, our available borrowing and lease financing capacity and the proceeds from the exercise of warrants in July will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

2. INTERIM FINANCIAL DATA:

     The consolidated balance sheet as of June 30, 1999, statement of shareholders' deficit for the six months ended June 30, 1999 and the consolidated statements of operations and comprehensive loss, and cash flows for the three and six months ended June 30, 1998 and 1999 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

     The accompanying financial statements should be read with our consolidated financial statements included in our 1998 Form 10-K filed with the Securities and Exchange Commission on March 16, 1999.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS:
    Kansas Communications, Inc. In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. ("KCI"). KCI was a telecommunications equipment provider and integrator. The purchase price consisted of $1.5 million in cash, $4.5 million in notes payable and 24,925 shares of our common stock, which, for purchase accounting purposes, were assigned a value of $10.00, and assumed liabilities of $2.4 million resulting in total consideration of $8.7 million. In April 1999, $1.5 million of the notes payable were paid with the proceeds from the sale of our Series A Convertible Preferred Stock. An additional $2.0 million was paid subsequent to June 30, 1999.

    BSSi Innovations, Inc. In April 1999, we acquired BSSi Innovations, Inc. ("BSSi"). BSSi was a data network integration services provider based in Chicago, Illinois. The purchase price consisted of $455,000 in cash, 37,000 shares of our common stock, which for purchase accounting purposes were assigned a value of $10.00 per share, and assumed debt of approximately $525,000, resulting in total consideration of $1.4 million. An additional 10,000 shares may be issued if certain financial conditions are met.

    Choice Solutions, Inc. In June 1999 we entered into an agreement to purchase the majority of the assets and assume certain liabilities of Choice Solutions, Inc. ("CSI"). In addition, in June, we entered into a Management Agreement with CSI which gives us effective control of the operations of CSI. Our financial statements include the accounts and results of operations from the effective date of the management agreement. Subsequent to June 30, 1999 we completed the acquisition of the majority of the assets and certain liabilities of CSI. CSI was a data network integration services provider based in Dallas, Texas. The purchase price consisted of $1,125,000 in cash and 15,000 shares of our common stock valued at $225,000, resulting in total consideration of $1,350,000. Additional shares of our common stock may be issued if certain financial results are attained. As of June 30, 1999 we had recorded a liability for the acquisition of $1,350,000.

    We accounted for each of these acquisitions as a business combination using the purchase method of accounting. In connection with the acquisitions, the excess of consideration given over the fair market value of the net assets acquired is being amortized on a straight line basis over the estimated life of the intangible asset acquired which is ten years. The accompanying financial statements include the accounts of the acquired companies from the effective dates of the acquisitions.

    The allocation of consideration given during the six months ended June 30, 1999 to the acquired assets is as follows:

Purchase price:
     Cash paid................................................................................. $      2,056,535
     Notes payable issued to former owner......................................................        4,490,000
     Liability related to a business combination...............................................        1,350,000
     Common stock issued to the former owners..................................................          619,250
        Total purchase price................................................................... $      8,515,785
                                                                                                ================
  Allocation of the purchase price to acquired assets and assumed liabilities:
     Cash...................................................................................... $          4,702
     Accounts receivable.......................................................................        2,332,929
     Inventory.................................................................................        3,307,593
     Prepaid expenses, deposits and other current assets.......................................          121,570
     Equipment.................................................................................          805,964
     Goodwill..................................................................................        5,954,096
     Liabilities and debt assumed..............................................................       (4,011,069)
                                                                                                ----------------
        Amounts allocated...................................................................... $      8,515,785
                                                                                                ================

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CREDIT FACILITY:

     In June 1999, we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility will be used for working capital and other general corporate purposes. Interest accrues at the greater of 13.0% or LIBOR plus 6.0% with interest payments due monthly. The principal amount outstanding along with any accrued interest is due in June, 2002. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share. As of June 30, 1999 we had borrowed the full amount available under this facility.

5. SERIES A PREFERRED STOCK:

     In March 1999, we sold 800,000 shares of Series A Convertible Preferred and warrants to purchase 958,333 shares of our common stock to various affiliates of the Sandler/21st Century Group for total consideration of $20.0 million. The Series A Convertible Preferred Stock automatically converted into 2,666,677 shares of common stock upon the completion of our initial public offering which closed on July 23, 1999. The proceeds from the sale, net of related offering costs were $19.2 million. One of our directors, Michael Marocco, is a principal of several of the entities in Sandler Capital. Mr. Roland Casati, another director, also purchased shares of Series A Convertible Preferred Stock.

     We have 1,000,000 shares of preferred stock authorized none of which were outstanding as of December 31, 1998 and 800,000 of which were outstanding as of June 30, 1999.

6.  BUSINESS SEGMENTS:

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

                                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                                    --------------------------------------       ----------------------------------
                                                          1998                 1999                    1998                1999
                                                    ----------------     -----------------       ----------------     -------------
Revenue:                                                                             (in thousands)
  Data services...................................  $            622     $           2,142       $          1,430     $       4,261
  Voice services..................................             1,167                13,493                  2,050            25,951
  Enterprise Network Services.....................               634                 1,097                    750             1,830
  Data products...................................             5,388                 8,641                  9,850            15,803
  Voice products..................................               171                11,251                    425            19,260
                                                    ----------------     -----------------       ----------------     -------------
     Total revenue................................             7,982                36,624                 14,505            67,105
                                                    ----------------     -----------------       ----------------     -------------

Gross margin before depreciation:
  Data services...................................               306                 1,317                    753             2,304
  Voice services..................................               307                 6,569                    691            11,819
  Enterprise Network Services.....................               435                   963                    496             1,554
  Data products...................................             1,101                 1,433                  1,841             2,228
  Voice products..................................                61                 3,690                    154             6,474
                                                    ----------------     -----------------       ----------------     -------------
     Total gross margin before depreciation.......             2,210                13,972                  3,935            24,379
                                                    ----------------     -----------------       ----------------     -------------

Reconciliation to net loss:
  Selling, general and administrative.............            (7,711)              (27,410)               (13,772)          (50,748)
  Depreciation and amortization...................            (1,190)               (4,108)                (1,953)           (6,970)

  Operating loss..................................            (6,691)              (17,546)               (11,790)          (33,339)
  Interest expense................................            (5,830)               (6,149)                (5,882)          (12,086)
  Interest income.................................             1,349                   770                  1,380             1,721
  Other income, net...............................                 3                  (403)                    13              (311)
                                                    ----------------     -----------------       ----------------     -------------
     Net loss.....................................  $        (11,169)    $         (23,328)      $        (16,279)    $     (44,015)
                                                    ================     =================       ================     =============

7.  NET LOSS PER SHARE:
    The net loss available to common shareholders and weighted average shares consists of the following:

                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                            ----------------------------------------      ----------------------------------------
                                                    1998                  1999                  1998                  1999
                                            ------------------    ------------------      ------------------    ------------------
                                                                                (in thousands)

   Net loss                                 $          (11,169)   $          (23,328)     $          (16,279)   $          (44,015)
                                            ==================    ==================      ==================    ==================
   Weighted average common shares
     used for basic and diluted
     earnings per share                                 13,360                14,253                  27,131                28,198
   Warrants                                                 --                    --                      --                    --
   Stock options                                            --                    --                      --                    --
                                            ------------------    ------------------      ------------------    ------------------
   Weighted average number
     of shares outstanding
     (basic and diluted)                                13,360                14,253                  27,131                28,198
                                            ==================    ==================      ==================    ==================


     As of June 30, 1998 and 1999 a total of 7,794,282 and 9,777,115, options and warrants were outstanding which were not considered in the above calculations as their effect would have been anti-dilutive.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SUBSEQUENT EVENTS:

     On July 20, 1999, we completed a one-for-two reverse split of our common stock. The accompanying consolidated financial statements and related disclosures have been restated for all periods presented to reflect the reverse stock split.

     In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock. The warrant has an exercise price of $15.00 per share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over three years beginning one year from the availability of each tranche.

     In July 1999, we completed an initial public offering of our common stock in which 9,660,000 shares, including 723,271 shares sold by selling shareholders, were sold at an offering price of $15.00 per share. We received proceeds from the offering of approximately $122.7 million, net of selling shareholders ($10.8 million), underwriting discount ($10.1 million), and offering expenses ($1.2 million).

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


  The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying footnotes included in this Form 10-Q. This discussion includes forward-looking statements and is based on current expectations which involve risks and uncertainties. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.

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

  We were first capitalized on March 1, 1996. Since that time, we have successfully raised $338.6 million in capital, including $450,000 in founder's capital, $24.0 million in two private placements of common stock in 1996 and 1997 (including an additional $450,000 from the founders), $160.0 million through the 1998 sale of our 13% Senior Notes and related warrants, $20.0 million in a 1999 sale of our convertible preferred stock and warrants to affiliates of Sandler Capital and $134.1 million in our July 1999 initial public offering of common stock. As a result of the investment in our preferred stock, we also have increased the borrowing capacity under our existing Comdisco equipment lease facility by $20.0 million to a total of $30.0 million. In addition, in June 1999, we entered into a $10.0 million senior secured credit facilty with Goldman Sachs Credit Partners L.P. and in July we entered into a six year $103.5 million equipment financing facility with Cisco Systems Capital Corporation.

  In the last three years, we completed 15 strategic acquisitions, the most significant of which was the 1998 acquisition of substantially all of the assets of Tie Communications, Inc. at a cost of approximately $51.4 million. With the acquisition of these assets, we accelerated our growth by adding 24 new markets and 452 employees with experience in voice products and services. This acquisition also gave us the opportunity to cross-market our data products and services, including Enterprise Network Services, to the approximately 77,000 customers that purchased products or services from Tie in the past.

  We began offering Enterprise Network Services in December 1997 and have now entered into long-term Enterprise Network Service contracts with 23 customers. We expect these contracts will provide us with approximately $16.2 million in total revenue over their terms. Although these contracts may be canceled by the customer, exposing us to risks related to remarketing, cancellation requires payment of a fee designed to reimburse us for all or substantially all of our costs incurred in entering into the contract.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-- (Continued)

Description of Financial Components
  We classify our business into five segments: data services, voice services, Enterprise Network Services, data products and voice products.

  Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.

                            Revenue                                          Cost of Sales (excluding depreciation)
                           --------                                         --------------------------------------
Data Services
 Professional Services
 web design and hosting and network                               .  engineer and technician compensation and
 planning, design, maintenance, and                                   benefits
 monitoring
 Network Services
 frame relay (ATM and IP switching),                              .  leased line costs of connecting a customer to a
 Internet access and web hosting                                      long distance or local network
                                                                  .  capacity charges that long distance and local
                                                                      carriers, Internet providers and others impose to
                                                                      use their equipment and network

                                                       --------------------
Voice Services
 Professional Services
 network planning, design, maintenance                            .  engineer and technician compensation and
 and monitoring                                                       benefits
 Network Services
 long distance service, local telephone                           .  leased line facilities' costs of connecting a
 service and public phone service                                     customer to a long distance or local network
                                                                  .  capacity charges that long distance and local
                                                                      carriers, Internet service providers and others
                                                                      impose to use their equipment and network

                                                       --------------------
Enterprise Network Services
 long-term contracts (typically three to five                     .  all the costs associated with all the data and voice
 years) under which we own, manage and                                products and services described in this table
 are responsible for all or a portion of the
 network inside our customers' premises

                                                       --------------------
Data Products
 sale and installation of network                                 .  cost of data network equipment
 equipment                                                        .  costs of installation, including technician
                                                                      compensation and benefits.

                                                       --------------------
Voice Products
 sale and installation of network                                 .  cost of voice network equipment
 equipment                                                        .  costs of installation, including technician
                                                                      compensation and benefits.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-- (Continued)

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

  Depreciation and amortization expense includes depreciation of property, network and equipment (over two to five years), including our assets located inside our customers' premises provided under Enterprise Network Services contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that result from business acquisitions. We had $50.1 million of goodwill, net of amortization, on June 30, 1999. Depreciation and amortization will increase as we install additional ePOP switching platforms and expand our Enterprise Network Services business and as a result of increased amortization of intangibles expected to result from future acquisitions.

  Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including our purchase of Cisco Systems Inc.'s multi-service, data and voice switches and additional Cisco equipment under the $103.5 million equipment facility with Cisco Systems Capital Corporation and as a result of the Goldman Sachs Credit Facility.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-- (Continued)

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

                                                    Three Months Ended June 30,                         Six Months Ended June 30,
                                          -------------------------------------------        --------------------------------------
                                                    1998                    1999                       1998                    1999
                                          -------------------------------------------        --------------------------------------
                                                                                (dollars in thousands)
Revenue:
  Data services........................... $     622       8%     $ 2,142          6%        $ 1,430         10%     $ 4,261     6%
  Voice services..........................     1,167      15       13,493         37           2,050         14       25,951    39
  Enterprise Network Services.............       634       8        1,097          3             750          5        1,830     3
  Data products...........................     5,388      67        8,641         24           9,850         68       15,803    24
  Voice products..........................       171       2       11,251         31             425          3       19,260    29
                                          ----------  ------    ---------     ------        --------      -----    --------- -----
     Total revenue........................ $   7,982     100%     $36,624        100%        $14,505        100%     $67,105   100%
                                          ----------  ------    ---------     ------        --------      -----    --------- -----
Cost of sales excluding depreciation:
  Data services........................... $     317      51%     $   825         39%        $   678         47%     $ 1,957    46%
  Voice services..........................       859      74        6,924         51           1,358         66       14,132    54
  Enterprise Network Services.............       199      31          134         12             254         34          276    15
  Data products...........................     4,287      80        7,208         83           8,009         81       13,575    86
  Voice products..........................       110      64        7,561         67             271         64       12,786    66
                                           ---------            ---------                   --------               ---------
     Total cost of sales excluding
      depreciation                         $   5,772      72%     $22,652         62%        $10,570         73%     $42,726    64%
                                           ---------            ---------                   --------               ---------
Gross margin before depreciation:
  Data services........................... $     306      49%     $ 1,317         61%        $   753         53%     $ 2,304    54%
  Voice services..........................       307      26        6,569         49             691         34       11,819    46
  Enterprise Network Services.............       435      69          963         88             496         66        1,554    85
  Data products...........................     1,101      20        1,433         17           1,841         19        2,228    14
  Voice products..........................        61      36        3,690         33             154         36        6,474    34
                                           ---------            ---------                   --------               ---------
     Total gross margin before
      depreciation........................ $   2,210      28%     $13,972         38%        $ 3,935         27%     $24,379    36%
                                           =========            =========                   ========               =========

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-- (Continued)

Summary Quarterly Financial Data

  The table below presents unaudited quarterly statement of operations data for each of the nine quarters through June 30, 1999. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements contained in our 1998 Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                          1997                                          1998

                                             -------------------------------  ---------------------------------------------
                                                2nd        3rd        4th        1st        2nd         3rd         4th
                                             ---------  ---------  ---------  ---------  ----------  ----------  ----------
                                                                                        (in thousands)
Operating Statement Data:
 Revenue...................................   $ 2,020    $ 3,144    $ 4,448    $ 6,523    $  7,982    $ 22,316    $ 24,779
 Cost of sales excluding depreciation......     1,359      2,209      3,423      4,798       5,772      14,717      18,416
 Selling, general and administrative.......     1,974      3,052      4,769      6,062       7,710      15,507      18,583
 Depreciation and amortization.............       233        296        701        762       1,191       2,646       2,894
                                              -------    -------    -------    -------    --------    --------    --------
 Operating loss............................    (1,546)    (2,413)    (4,445)    (5,099)     (6,691)    (10,554)    (15,114)
Net loss...................................   $(1,586)   $(2,817)   $(4,166)   $(5,111)   $(11,169)   $(15,355)   $(18,941)
                                              =======    =======    =======    =======    ========    ========    ========
EBITDA (1).................................   $(1,313)   $(2,117)   $(3,744)   $(4,337)   $ (5,500)   $ (7,908)   $(12,220)
                                              =======    =======    =======    =======    ========    ========    ========

                                                      1999
                                             ---------------------
                                                1st         2nd
                                             --------    ---------
                                               (in thousands)
Operating Statement Data:
 Revenue...................................   $ 30,481    $ 36,624
 Cost of sales excluding depreciation......     20,074      22,652
 Selling, general and administrative.......     23,337      27,411
 Depreciation and amortization.............      2,863       4,107
                                              --------   ---------
 Operating loss............................    (15,793)    (17,546)
Net loss...................................   $(20,687)   $(23,328)
                                              ========   =========
EBITDA (1).................................   $(12,930)   $(13,439)
                                              ========   =========

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

  We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with the increases in revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization increased in each quarter through December 31, 1998 and again in the quarter ended June 30, 1999. The increases in depreciation are due to the purchase of property, network and equipment both inside and outside our customers' premises associated with our expansion from one to 35 markets since inception, and due to the deployment of our multi-service data and voice switching platform in three markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 15 acquisitions through June 30, 1999. We have also experienced increasing operating and net losses every quarter. However, net loss has declined as a percentage of revenue from 79% for the second quarter of 1997 to 64% of revenue for the second quarter of 1999.

Results of Operations

  Revenue for the second quarter of 1999 was $28.6 million greater than revenue for the second quarter of 1998 and revenue for the six months ended June 30, 1999 was $52.6 million greater than revenue for the six months ended June 30, 1998. The increase in revenue was primarily due to the addition of 27 new markets through acquisitions between June 30, 1998 to June 30, 1999. The increase in revenue was also due to internal growth of our operations and sales staff. Our most significant acquisition was the acquisition of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition contributed to the sizable increase in voice services revenue and voice product revenue. The increase in data products was primarily a result of the development and growth of existing markets and a result of the expansion of data services markets from eight at June 30, 1998 to 13 at June 30, 1999. As a result of the Tie acquisition, and our continued strategy to increase our service offerings, our overall revenue mix shifted from approximately 29% in services for the six months ended June 30, 1998, to 48% for the six months ended June 30, 1999 and 46% in services for the second quarter of 1999. A significant factor in our strategy to increase services is through our Enterprise Network Services offering. As of June 30, 1999 we had 23 customers, representing $16.2 million in revenue over the terms of their contracts compared to 13 customers and $11.9 million in contract term revenue as of June 30, 1998.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-- (Continued)

  Cost of sales excluding depreciation increased $16.9 million from the second quarter of 1998 to the second quarter of 1999 and increased $32.2 million from the six months ended June 30, 1998 to the six months ended June 30, 1999, while declining as a percentage of total revenue from 73% for the six months ended June 30, 1998 to 64% for the six months ended June 30, 1999 and to 62% for the second quarter of 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of sales excluding depreciation for both products and services. Cost of product sales excluding depreciation declined as a percentage of product revenue, from 79% for the second quarter of 1998 to 74% for the second quarter of 1999 and from 80% for the first six months of 1998 to 75% for the first six months of 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice products which have a lower related cost of sales excluding depreciation than data products. Cost of service sales excluding depreciation as a percentage of service revenue, decreased from 57% for the second quarter of 1998 to 47% for the second quarter of 1999 and from 54% for the first six months of 1998 to 51% for the first six months of 1999. The decrease in cost of service sales excluding depreciation as a percentage of service revenue was primarily due to an increase in in our offering of professional services such as network and web, design, maintenance and monitoring which have a lower related cost.

  Selling, general and administrative expenses increased $19.7 million from the second quarter of 1998 to the second quarter of 1999 and increased $37.0 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. However, selling, general and administrative expenses declined as a percentage of revenue from 95% for the first six months of 1998 to 76% for the first six months of 1999 and further declined to 75% of revenue for the second quarter of 1999. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

  The increases in selling, general and administrative were primarily a result of:

  . the expansion from eight to 35 markets;
  . the completion of three acquisitions;
  . an increase from 274 employees at June 30, 1998 to 1,206 at June 30, 1999
    (452 of which were hired as a result of the Tie acquisition); and . continued growth of the support services organization required to support expanding field operations, which accounted for approximately $12.5 million or 46% of total selling, general and administrative expenses for the three months ended June 30, 1999 and $23.7 million or 47% of total selling, general and administrative expenses for the six months ended June, 1999.

  Depreciation and amortization expense increased approximately $2.9 million from the second quarter of 1998 to the second quarter of 1999 and increased $5.0 million from the first six months of 1998 to the first six months of 1999. These increases are a direct result of increases of $30.1 million in property, network and equipment. In addition, goodwill increased $45.4 million as a result of the acquisitions completed between June 30, 1998 and June 30, 1999 and other intangible assets increased $3.2 million. As of June 30, 1999 we had $50.1 million in goodwill, net of amortization, which is being amortized over ten years. The increase in property, network and equipment is largely due to:

  . the expansion from eight to 35 markets;
  . the development and deployment of our multi-functional, integrated data and voice switching platform
  . continued development of our operational support system;
  . the increase in assets managed under Enterprise Network Services contracts;
    and
  . office equipment and furniture related to the growth of our support services organization.

  Interest expense increased by approximately $320,000 from the second quarter of 1998 to the second quarter of 1999 and increased $6.2 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS-- (Continued)

large increase for the six month periods is primarily a result of a full six months of interest expense in 1999 compared to three months of interest in 1998 on $160.0 million in principal amount of our 13% Senior Notes issued in April 1998. The increase is also a result of assumed indebtedness from acquisitions and increased indebtedness under our equipment financing facilities with Comdisco and Sun Financial Group, Inc. due to property, network and equipment purchased for our networks both inside and outside our customers' premises.

  Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including equipment purchased for installation at our customers' offices in connection with the provision of Enterprise Network Service, equipment purchased under our $103.5 million equipment facility with Cisco Systems Capital Corporation and as a result of $10.0 million in increased indebtedness as a result of the Goldman Sachs Credit Partners L.P. senior secured credit facility.

  Interest income decreased approximately $578,000 from the second quarter of 1998 to the second quarter of 1999 and increased $341,000 from the six months ended June 30, 1998 to the six months ended June 30, 1999. The decline in interest income for the second quarter comparison is a result of the decline in cash, cash equivalents, short-term investments and restricted cash due to our continued use of the proceeds from the offering of the 13% Senior Notes for working capital requirements, capital expenditures, acquisitions and debt payments. However the increase from the first six months of 1998 to the first six months of 1999 is due to a full six months interest earned in 1999 on the remaining proceeds from the $160.0 million in principal amount of our 13% Senior Notes issued in April 1998 and interest earned on the proceeds from the sale of convertible preferred stock in March 1999 compared to three months of interest earned in 1998.

  Interest income will increase in the third quarter of 1999 due to the temporary investment of the proceeds from our Initial Public Offering in July 1999, prior to their use in our business.

  Other income (expense), net which consists of miscellaneous other non-operating types of income and expenses, decreased from net other income of approximately $3,000 for the second quarter of 1998 to net other expense of approximately $403,000 for the second quarter of 1999 and decreased from net other income of approximately $13,000 for the six months ended June 30, 1998 to net other expense of approximately $311,000 for the six months ended June 30, 1999. This change is primarily due to a loss recognized on the termination of a stock purchase agreement and sale of an investment.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS-- (Continued)

Liquidity and Capital Resources

  Since inception, in addition to borrowing under our credit facilities we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts and other expenses associated with the offering.

Securities Sold                                                                       Gross Proceeds         Net Proceeds
---------------                                                                     -----------------     -----------------
Initial sale of 3,750,000 shares of common stock to founders (April through
 October 1996)...................................................................   $         450,000     $         450,000
3,500,000 shares of common stock and 1,750,000 warrants (December 1996
 through February 1997)                                                                     7,000,000             6,295,794
3,410,000 shares of common stock and 1,705,000 warrants (October through
 November 1997)..................................................................          17,050,000            15,339,787
13% Senior Notes and 864,000 warrants (April 1998)...............................         160,000,000           152,377,955
Sale of 800,000 shares of Series A Convertible Preferred Stock and 958,333
 warrants (March 1999)...........................................................          20,000,000            19,206,378
Initial Public Offering of 8,936,729 shares of common stock, net of selling
 shareholders shares (July 1999).................................................         134,050,935           122,737,700
                                                                                    -----------------     -----------------
     Total funds raised..........................................................   $     338,550,935     $     316,407,614
                                                                                    =================     =================

  Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions and operating losses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses. As a result, we expect to incur net losses for at least the next 30 months. However, if our customer base grows and we are successful in offering all of our data services and products, we believe revenue will increase in a larger proportion to operating expenses.

  As of June 30, 1999, we had current assets of $78.6 million, including cash and cash equivalents of $11.2 million, short-term investments of $8.0 million and restricted cash of $20.8 million, and working capital of $17.2 million. In addition, we also had $22.5 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

  Cash Flows From Operating Activities: Operating activities used cash of approximately $38.0 million during the six months ended June 30, 1999 and $8.8 million during the six months ended 1998. The majority of this increase was due to a net loss of $44.0 million and a combined increase in trade accounts receivable, inventory and prepaid and other current assets of approximately $6.6 million, which were partially offset by non-cash expenses including depreciation and amortization, stock compensation and amortization of financing costs aggregating $10.5 million and a net increase in current liabilities including trade accounts payable, accrued liabilities and deferred revenue of $2.1 million. Cash used in operating activities for the first six months of 1998 was primarily due to our net loss of $16.3 million and a combined increase in current assets including trade accounts receivable and inventory of $5.2 million, partially offset by an increase in accrued interest of $5.2 million, increases to current liabilities of $4.3 million and non-cash expenses aggregating 3.2 million.

  Cash Flows From Investing Activities: Investing activities used cash of $5.3 million during the six months ended June 30, 1999 and $140.7 million during the six months ended June 30, 1998. Cash used in investing activities during the first six months of 1999 primarily consisted of short-term investments of $8.0 million, business combinations of $2.0 million, investment in leases of $2.1 million and capital expenditures of $1.3 million. These investing outflows were

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS-- (Continued)

partially offset by $8.1 million provided from maturities in restricted cash which were used to make interest payments. An additional $10.5 million of capital expenditures were financed under our financing facilities. The large amount of cash used in investing activities during the first six months of 1998 was a result of the investment of the proceeds from the $160.0 million Senior Notes, $73.7 million of which was invested in short-term investments, pending their use in our business and $56.8 million was invested and is classified as restricted cash pending its use for interest payments on the Senior Notes, two of which had been made as of June 30, 1999. In addition, $2.7 million was classified as restricted cash as a result of the issuance of letters of credit, $5.6 million was used for capital expenditures and approximately $1.6 million was used for business combinations.

  Not reflected in investing activities is the acquisition of Choice Solutions, Inc. (CSI) in July 1999. CSI was a provider of data network integration services based in Dallas, Texas. The purchase price consisted of $1.1 million in cash and 15,000 shares of our common stock. Additional shares may be issued if certain financial objectives are met.

  Cash Flows From Financing Activities: Financing activities provided cash of approximately $29.0 million during the first six months of 1999 and approximately $153.1 million during the first six months of 1998. Cash provided by financing activities during 1999 consisted of approximately $19.2 million in net proceeds from the sale of our convertible preferred stock, $9.5 million in net proceeds from borrowing under the senior secured credit facility and $5.4 million in new proceeds from the exercise of options and warrants, which was partially offset by approximately $5.1 million in payments on long-term borrowings. Cash provided by financing activities during the first six months of 1998 consisted of $154.2 million in net proceeds from the sale of the $160.0 million Senior Notes, net of $1.3 million in payments on long-term notes payable and capital leases.

  In November 1997, we entered into an agreement with Comdisco, Inc. through which we can receive up to $50.0 million of equipment lease financing. At June 30, 1999, $30.0 million was available to us under this facility of which a total of approximately $14.6 million had been utilized. This facility will expire on June 30, 2000. The remaining $20.0 million will become available upon the satisfaction of additional conditions.

  On April 2, 1998, we completed the offering of our 13% Senior Notes, in the aggregate principal amount of $160.0 million and warrants to purchase 864,000 shares of common stock. At the closing, we deposited $56.8 million of the proceeds from that offering in a collateral account. The amount in the collateral account along with the interest earned will be sufficient to pay the first six interest payments on the 13% Senior Notes, the second of which was made on April 1, 1999. We received approximately $95.6 million after deducting offering costs of approximately $7.6 million and funding the collateral account. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and make certain payments, including dividends.

  In March 1999, we sold to affiliates of the Sandler Capital 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 958,333 shares of our common stock, for total consideration of $20.0 million. The warrants have an exercise price of $15.00 per share and are exercisable for five years. The proceeds from the sale, net of related offering costs, were approximately $19.2 million.

  In June 1999,we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility will be used for working capital and other general corporate purposes. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share. As of June 30, 1999 we had borrowed the full amount under this facility.

  In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock. The warrant has an exercise price of $15.00 per

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS-- (Continued)

share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over the three years beginning one year from the availability of each tranche.

  In July 1999 we completed an initial public offering of our common stock in which 9,660,000 shares, including 723,271 shares sold by selling shareholders, were sold at an offering price of $15.00 per share. We received proceeds from the offering of approximately $122.7 million, net of selling shareholders proceeds ($10.8 million), underwriting discount ($10.1 million), and offering expenses ($1.2 million).

  In addition, we have a financing agreement with Sun Financial Group, Inc. a subsidiary of GATX Capital Corporation, that was used to finance our internal capital needs under which $5.0 million was outstanding on June 30, 1999. We also have an agreement with GE Capital Fleet Services for financing purchases of company vehicles, $1.2 million was outstanding under this facility as of June 30, 1999.

  Future Capital Requirements. We have significant debt in relation to our equity. At June 30, 1999, we had $189.1 million in debt and $57.2 million in shareholders' deficit, which includes paid-in capital of $47.3 million, but excluded $19.2 million in convertible preferred stock classified outside of shareholders' equity. Upon the completion of our Initial Public Offering in July 1999, we received an additional $122.7 million of paid-in-capital from the sale of common shares, net of underwriter's discount and other costs, and $19.2 million in convertible preferred stock was converted to common stock. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

  . deploying our multi-functional converged data and voice switching platform in all of our markets and leasing of our IP/ATM network connecting our switches;
  . funding the purchase, installation and ownership of our Enterprise Network Services customers networks (which includes providing our customers with all necessary hardware, software, transmission facilities and management maintenance and monitoring);
  .  continuing to develop customer care and sales organizations;
  . continuing to develop our operational support system; and . funding operating losses and debt service requirements.

  In addition, we will continue to evaluate acquisitions and investments. Completing additional acquisitions and investments could require us to spend a portion of our cash, and compel us to raise additional capital sooner.

  We estimate that our existing funds at June 30, 1999, the proceeds from our July initial public offering, our available borrowing and lease financing capacity and the proceeds from the exercise of warrants in July will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

Impact of the Year 2000 Issue

  The year 2000 issue generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. Those computers and software will need to be upgraded or replaced to accept four

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS-- (Continued)

digit dates to distinguish dates in the 21st century from dates in the 20th century. The problem could result in system failures or miscalculations and cause disruptions in operations including, among other things, the inability to process transactions, send invoices, provide data and voice communications services or engage in similar normal business activities.

  State of Readiness. We have created a task force (consisting of representatives from our information technology, product management, sales and marketing, finance and legal departments) that evaluates our internal and external systems as they relate to year 2000 issues. We have reviewed our critical internal systems, including our systems for customer billing, customer service and financial reporting. We have obtained year 2000 readiness certifications from most manufacturers and suppliers of our internal systems. Any internal systems which were identified as having a potential problem have already been replaced or are in the process of being replaced or modified. Except for portions of two systems relating to order entry procedures which we acquired in two of the acquisitions we made in the last year (Tie and KCI), we believe that our internal systems are year 2000 ready. We are in the process of upgrading the two systems based upon the manufacturer's recommendation, which should be completed by the third quarter of 1999.

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

  Risks of Year 2000 Issues. Based on our assessments to date, we believe that we will not experience any material disruption in internal systems or information processing as a result of year 2000 issues. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control. Although we have taken steps that we believe should have identiied potential year 2000 issues, if some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations. In addition, if a critical provider of services, such as those providers supplying electricity, water or other services, or a vendor or manufacturer supplying products sold to our customers, experiences difficulties resulting in disruption of services to us or the sale of malfunctioning products to our customers, there could be a material adverse effect on our business. Potential risks include

  . the disruption of utility services resulting in a closure of the affected facility for the duration of the disruption;
  .  the disruption of data or voice services we provide to our customers;
  . the inability to process customer billing accurately or in a timely manner; . the inability to provide accurate financial reporting to management, auditors, investors and others;
  . litigation costs associated with potential suits from customers and investors; and
  . delays in implementing other projects as a result of work by internal personnel on year 2000 issues.

                                    Part II
Item 1. Legal Proceedings

     We are is involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities

                       Underwriters        Number of    Common Stock
                       or Class of        Shares of      Warrants/      Other                                Exemption
Date                   Purchasers       Common Stock      Options     Securities       Consideration         Claimed
----                -----------------   ------------   ------------   ----------   ---------------------   --------------
April 19, 1999      Sellers in an             74,000                               Substantially all       Section 4(2)
                    acquisition                                                    of the assets of the
                                                                                   target company

April 19, 1999 to   Employee options          33,000                               $85,000                 Rule 701
 May 18, 1999       exercised


April 23, 1999 to   Warrants exercised     1,366,975                               $4,952,586              Section 4(2)
 June 25, 1999

May 26, 1999        Sellers in an             19,850                               Substantially all       Section 4(2)
                    acquisition                                                    of the assets of the
                                                                                   target company

June 3, 1999        Credit facility                         750,000                $10.0 million           Section 4(2)
                    provider                                                       credit facility

Item 3. Defaults Upon Senior Securities
    None

Item 4. Submission of Matters to a Vote of Security Holders
  (a)  May 28, 1999 - Annual Meeting of the Shareholders.
  (b) Directors elected at the meeting: Spencer I. Browne (Class III) and Richard Tomlinson Ph.D. (Class III).

       Directors continuing: John R. Evans (Class I), Keith V. Burge (Class I), Philip G. Allen (Class II), Roland Casati (Class II) and Michael J. Marocco (Class II)

  (c)  Matters voted upon at the Annual Meeting of the Shareholders.

                                                                                      Votes Cast
                                                                                      For          Against  Abstain
     1         Election of Class III Directors.
               Richard Tomlinson Ph.D.                                                15,731,572   65,000  208,333
               Spencer I. Browne                                                      15,731,572   65,000  208,333

     2         Ratify Appointment of PricewaterhouseCoopers, LLP as auditors.         15,741,572   65,000  198,333

     3         Approve Second Amendment to the 1998 Stock Option Plan increasing      15,431,794  222,500  350,611
               the number of shares reserved for issuance upon exercise of options granted under the plan.

     4         Approve 1999 Employee Stock Option Plan.                               15,418,072  288,500  298,333

     5         Approve 1999 Director Stock Option Plan.                               15,350,794  330,778  323,333

     6         Approve Reverse Split Amendments to the Articles of Incorporation      15,457,627  262,278  285,000
               granting the Directors the authority to file an amendment to our
               Articles of Incorporation combining any number of shares of our common stock between 1.1 and 2.0 into one share of common stock.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
3.1+        Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent
            Communications, Inc.
3.2+++      Third Articles of Amendment to Amended and Restated Articles of Incorporation of Convergent
            Communications, Inc.
4  +        Warrant Agreement, dated as of June 3, 1999
10.1+       Second Amendment to Employment Agreement by and between Convergent Communications, Inc. and Philip
            G. Allen, dated April 8, 1999
10.2+       Second Amendment to Employment Agreement by and between Convergent Communications, Inc. and Martin
            E. Freidel, dated April 8, 1999
10.3+       Second Amendment to Employment Agreement by and between Convergent Communications, Inc. and Evans, dated April 8, 1999
10.4+       Third Amendment to Employment Agreement by and between Convergent Communications, Inc. and John J.
            Phibbs, dated April 8, 1999
10.5+       Second Amendment to Employment Agreement by and between Convergent Communications, Inc. and Keith
            V. Burge, dated April 8, 1999
10.6++      Credit and Guaranty Agreement among Convergent Communications, Inc., Convergent Communications
            Services, Inc., Convergent Capital Corporation, various lenders, and Goldman Sachs Credit Partners
            L.P., dated as of June 3, 1999
10.7++      Pledge and Security Agreement among Convergent Communications, Inc., Convergent Communications
            Services, Inc., Cponvergent Capital Corporation and Goldman Sachs Credit Partners L.P., dated as of
            June 3, 1999
10.8++++    Purchase and License Agreement by and Between Cisco Systems, Inc. and Convergent Communications
            Services, Inc. dated July 16, 1999
10.9++++    Credit Agreement dated as of July 16, 1999 between Convergent Communications Services, Inc. and
            Cisco Systems Capital Corporation
10.10++++   Guaranty dated as of July 16, 1999 by Convergent Communications, Inc. in favor of Cisco Systems
            Capital Corporation
10.11       Amendment No. 1 to Guaranty dated as of July 19, 1999 by Convergent Communications, Inc. in favor of Cisco Systems
            Capital Corporation

 27         Financial Data Schedule
       (b) Reports on Form 8-K
            None
------------
+           Previously filed and incorporated by reference to the Registration Statement on Form S-1 (Reg. No.
            333-78483) filed on May 14, 1999
++          Previously filed and incorporated by reference to Amendment No. 1 to Registration Statement on Form
            S-1 (Reg. No. 333-78483) filed on June 28, 1999
+++         Previously filed and incorporated by reference to Amendment No. 2 to Registration Statement on Form
            S-1 (Reg. No. 333-78483) filed on July 15, 1999
++++        Previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form
            S-1 (Reg. No. 333-78483) filed on July 19, 1999

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Convergent Communications, Inc.


Date: August 10, 1999
                                        By:          /s/ John R. Evans
                                           -------------------------------------
                                                       John R. Evans
                                           Chairman and Chief Executive Officer


Date: August 10, 1999
                                        By:          /s/ Keith V. Burge
                                           -------------------------------------
                                                       Keith V. Burge
                                           President and Chief Operating Officer


Date: August 10, 1999
                                        By:          /s/ John J. Phibbs Jr.
                                           -------------------------------------
                                                       John J. Phibbs Jr.
                                           Chief Financial Officer and Treasurer