Form 10-Q/A
period 1999-03-31
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-11-12
CIK 1046558

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                       Commission file number 333-53953

                        CONVERGENT COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                  Colorado                                       84-1337265
       (State or other jurisdiction of
               incorporation)                       (I.R.S. Employer Identification No.)

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

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                         PART I: FINANCIAL INFORMATION
 Item 1. Financial Statements.......................................
         Consolidated Balance Sheets--December 31, 1998 and March
         31, 1999...................................................       1
         Consolidated Statements of Operations and Comprehensive
         Loss--Three months ended March 31, 1998 and 1999...........       2
         Consolidated Statement of Shareholders' Equity (Deficit)--
         Three months ended
         March 31, 1999.............................................       3
         Consolidated Statements of Cash Flows--Three months ended
         March 31, 1998 and 1999....................................       4
         Notes to Consolidated Financial Statements.................       5
         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations..................................       9

                          PART II: OTHER INFORMATION
 Item 1. Legal Proceedings..........................................      20
 Item 2. Changes in Securities......................................      20
 Item 3. Defaults Upon Senior Securities............................      20
 Item 4. Submission of Matters to a Vote of Securities Holders......      20
 Item 5. Other Information..........................................      20
 Item 6. Exhibits and Reports on Form 8-K
         Exhibits...................................................      20
         Reports on Form 8-K........................................      20

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

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,   March 31,
                                                         1998          1999
                                                     ------------  ------------
                                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 25,597,461  $ 10,392,752
  Short-term investments...........................           --     15,884,601
  Restricted cash..................................    20,800,000    20,800,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,908,811 and $2,932,559,
   respectively....................................    17,661,220    20,750,560
  Inventory........................................     6,826,732     9,026,881
  Prepaid expenses, deposits and other current
   assets..........................................     2,134,210     3,095,250
                                                     ------------  ------------
    Total current assets...........................    73,019,623    79,950,044
Property, network and equipment....................    28,139,460    31,882,773
  Less accumulated depreciation....................    (4,882,832)   (6,353,628)
                                                     ------------  ------------
    Total property, network and equipment..........    23,256,628    25,529,145
Restricted cash, non-current.......................    30,549,658    32,024,750
Goodwill, net of amortization of $2,967,283 and
 $4,174,400, respectively..........................    46,526,288    49,035,071
Other intangible assets, net of amortization of
 $1,470,363 and $1,880,211, respectively...........    10,281,016    10,365,858
Investments and other assets.......................     1,225,626     1,231,792
Leases receivable, less current portion............       796,790     1,747,186
                                                     ------------  ------------
    Total assets...................................  $185,655,629  $199,883,846
                                                     ============  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable...........................  $ 15,061,514  $ 15,795,372
  Accrued compensation.............................     4,583,140     6,564,699
  Accrued interest.................................     5,214,133    10,414,133
  Other accrued liabilities........................     8,666,182     7,728,239
  Deferred revenue and customer deposits...........     5,211,748     5,824,101
  Current portion of long-term debt................       603,919     5,358,614
  Current portion of capital lease obligations.....     5,179,251     5,798,921
                                                     ------------  ------------
    Total current liabilities......................    44,519,887    57,484,079
Long term debt, less discount and current portion..   153,730,573   154,594,138
Long term capital lease obligations, less current
 portion...........................................     8,754,054     9,185,791
                                                     ------------  ------------
    Total liabilities..............................   207,004,514   221,264,008
Commitments
Convertible preferred stock........................           --     19,300,000
Shareholders' equity (deficit):
  Common stock, no par value, 100 million shares
   authorized, 27,848,270 and 27,920,704 issued and
   outstanding, respectively.......................    27,486,554    27,806,290
  Warrants.........................................    11,719,399    12,171,879
  Treasury stock...................................      (501,674)     (501,674)
  Deferred compensation obligation.................       501,674       501,674
  Accumulated other comprehensive income...........           --         11,700
  Unearned compensation............................      (150,150)     (136,500)
  Accumulated deficit..............................   (60,404,688)  (80,533,531)
                                                     ------------  ------------
    Total shareholders' equity (deficit)...........   (21,348,885)  (40,680,162)
                                                     ------------  ------------
    Total liabilities and shareholders' equity
     (deficit).....................................  $185,655,629  $199,883,846
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         1998          1999
                                                      -----------  ------------
                                                            (unaudited)
Data and voice service revenue......................  $ 1,807,073  $ 15,310,576
Data and voice product revenue......................    4,715,792    16,397,980
                                                      -----------  ------------
  Total revenue.....................................    6,522,865    31,708,556

Cost of sales excluding depreciation................    4,798,024    20,742,853
Selling, general and administrative.................    6,061,845    23,337,581
Depreciation and amortization.......................      762,439     2,862,892
                                                      -----------  ------------
  Total operating expenses..........................   11,622,308    46,943,326

  Operating loss....................................   (5,099,443)  (15,234,770)
  Interest expense..................................      (52,568)   (5,936,665)
  Interest income...................................       31,478       950,646
  Other income, net.................................        9,867        91,946
                                                      -----------  ------------
Net loss............................................   (5,110,666)  (20,128,843)
Other comprehensive income, Unrealized holding gains
 on securities......................................       57,690        11,700
                                                      -----------  ------------
  Comprehensive loss................................  $(5,052,976) $(20,117,143)
                                                      ===========  ============
Net loss per share:
  Net loss per share (basic and diluted)............  $     (0.19) $      (0.72)
                                                      ===========  ============
  Weighted average number of shares outstanding
   (basic and diluted)..............................   26,958,467    27,885,235
                                                      ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)

                                                                                             Accumulated
                                                                    Deferred                    Other
                      Common     Common                Treasury   Compensation   Unearned   Comprehensive Accumulated
                      Shares      Stock     Warrants     Stock     Obligation  Compensation    Income       Deficit
                    ---------- ----------- ----------- ---------  ------------ ------------ ------------- ------------
Balance, December
 31, 1998.........  27,848,270 $27,486,554 $11,719,399 $(501,674)   $501,674    $(150,150)     $    --    $(60,404,688)
Common stock
 issued for:
  401(k) match....      42,434     169,736          --        --          --           --           --              --
  Business
   combinations...      30,000     150,000          --        --          --           --           --              --
Compensation
 expense..........          --          --          --        --          --       13,650           --              --
Warrants issued in
 connection with
 financing........                             452,480
Other
 comprehensive
 income:
  Unrealized gain
   on securities..          --          --          --        --          --           --       11,700              --
Net loss..........          --          --          --        --          --           --           --     (20,128,843)
                    ---------- ----------- ----------- ---------    --------    ---------      -------    ------------
Balance, March 31,
 1999.............  27,920,704 $27,806,290 $12,171,879 $(501,674)   $501,674    $(136,500)     $11,700     (80,533,531)
                    ========== =========== =========== =========    ========    =========      =======    ============
                       Total
                    -------------
Balance, December
 31, 1998.........  $(21,348,885)
Common stock
 issued for:
  401(k) match....       169,736
  Business
   combinations...       150,000
Compensation
 expense..........        13,650
Warrants issued in
 connection with
 financing........       452,480
Other
 comprehensive
 income:
  Unrealized gain
   on securities..        11,700
Net loss..........   (20,128,843)
                    -------------
Balance, March 31,
 1999.............   (40,680,162)
                    =============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the three months ended
                                                  ---------------------------
                                                   March 31,      March 31,
                                                      1998          1999
                                                  ------------- -------------
                                                         (unaudited)
Cash flows from operating activities
 Net loss........................................ $ (5,110,666) $ (20,128,843)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................      762,439      2,862,892
  Amortization of deferred financing costs and
   accretion of debt discount....................          --         400,927
  Provision for uncollectible accounts...........          --         902,468
  Stock compensation expense.....................       27,300         13,650
  401(k) contributions through the issuance of
   common stock..................................          --         169,736
 Change in working capital (net of acquisitions):
  Trade accounts receivable......................   (2,333,283)    (2,275,973)
  Inventory......................................       21,106        439,135
  Prepaid expenses and other current assets......     (299,099)      (565,651)
  Trade accounts payable.........................    1,906,273       (421,975)
  Accrued compensation...........................      799,600      1,630,229
  Accrued interest...............................          --       5,200,000
  Deferred revenue and customer deposits.........       33,956       (205,321)
  Other accrued liabilities......................    1,752,207       (979,918)
                                                  ------------  -------------
 Net cash used in operating activities...........   (2,440,167)   (12,958,644)

Cash flows from investing activities:
  Additions of property and equipment............   (1,711,759)    (1,074,597)
  Acquisitions, net of cash acquired.............     (424,302)    (1,500,000)
  Short-term investments.........................    4,926,509    (15,872,901)
  Restricted cash................................       (3,482)    (1,475,092)
  Leases receivable..............................          --      (1,258,668)
  Other assets...................................     (217,245)       (22,865)
                                                  ------------  -------------
 Net cash provided by (used in) investing
  activities.....................................    2,569,721    (21,204,123)

Cash flows from financing activities:
  Proceeds from private placement, net of
   offering costs................................          --      19,300,000
  Proceeds from new borrowings...................          --         985,843
  Payments on notes payable......................     (166,805)       (29,743)
  Payments on capital leases.....................     (231,776)    (1,298,042)
  Proceeds from exercise of stock options........       14,500            --
                                                  ------------  -------------
 Net cash provided by (used in) financing
  activities.....................................     (384,081)    18,958,058
                                                  ------------  -------------
 Net decrease in cash and cash equivalents.......     (254,527)   (15,204,709)
 Cash and cash equivalents at beginning of
  period.........................................      667,344     25,597,461
                                                  ------------  -------------
 Cash and cash equivalents at end of period...... $    412,817  $  10,392,752
                                                  ============  =============
Supplemental disclosure of other cash and non-
 cash investing and financing activities:
  Acquisition of property and equipment through
   the issuance of capital leases                 $    537,500  $   2,281,484
  Cash paid for interest.........................       97,958        335,738

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

    Data Services
    Voice Services
    Enterprise Network Services
    Data Products
    Voice Products

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

                        CONVERGENT COMMUNICATIONS, INC.

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

                        CONVERGENT COMMUNICATIONS, INC.

5. BUSINESS SEGMENTS:

  We classify our business into five fundamental areas: data services, voice services, Enterprise Network Services, data products and voice products. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are: revenue and gross margin before depreciations as presented below:

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                     1998            1999
                                                 -------------- --------------
   Revenue:
     Data services.............................. $     808,015  $    2,118,940
     Voice services.............................       882,667      12,458,199
     Enterprise Network Services................       116,391         733,437
     Data products..............................     4,462,299       7,413,719
     Voice products.............................       253,493       8,984,261
                                                 -------------  --------------
       Total revenue............................     6,522,865      31,708,556
                                                 -------------  --------------
   Gross margin before depreciation:
     Data services..............................       446,732         987,008
     Voice services.............................       383,400       5,250,256
     Enterprise Network Services................        61,374         591,455
     Data products..............................       740,389         858,784
     Voice products.............................        92,946       3,278,200
                                                 -------------  --------------
       Total gross margin before depreciation...     1,724,841      10,965,703
                                                 -------------  --------------
   Reconciliation to net loss:
     Selling, general and administrative........    (6,061,845)    (23,337,581)
     Depreciation and amortization..............      (762,439)     (2,862,892)
                                                 -------------  --------------
     Operating loss.............................    (5,099,443)    (15,234,770)
     Interest expense...........................       (52,568)     (5,936,665)
     Interest income............................        31,478         950,646
     Other income, net..........................         9,867          91,946
                                                 -------------  --------------
       Net loss................................. $  (5,110,666) $  (20,128,843)
                                                 =============  ==============

6. NET LOSS PER SHARE:

  The net loss available to common shareholders and weighted average shares consists of the following:

                                                Three Months Ended March 31,
                                                -----------------------------
                                                    1998            1999
                                                -------------- --------------
   Net loss.................................... $  (5,110,666) $  (20,128,843)
                                                =============  ==============
   Weighted average common shares used for
    basic earnings per share...................    26,958,467      27,885,235
   Warrants....................................           --              --
   Stock options...............................           --              --
                                                -------------  --------------
   Weighted average number of shares
    outstanding (basic and diluted)............    26,958,467      27,885,235
                                                =============  ==============
   Anti-dilutive weighted average options and
    warrants not included......................    12,935,125      17,732,957
                                                =============  ==============

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

8. LEASE ACCOUNTING:

  In November 1999 we concluded that we should have accounted for certain data and voice product leasing transactions provided to our customers through our leasing subsidiary, Convergent Capital Corporation, as sales type lease transactions in accordance with Statements of Financial Accounting Standards No.'s 13 and 94. The effect of this adjustment for the three months ended March 31, 1999, was to increase revenue by $1.2 million, to increase cost of sales, excluding depreciation by approximately $669,000 and to reduce net loss by approximately $558,000 as presented below:

                                                        Three Months Ended
                                                          March 31, 1999
                                                     --------------------------
                                                          As
                                                      Previously
                                                        Stated     As Restated
                                                     ------------  ------------
   Revenue.......................................... $ 30,480,866  $ 31,708,556
   Cost of sales, excluding depreciation............   20,073,569    20,742,853
   Net loss.........................................  (20,687,249)  (20,128,843)
   EBITDA...........................................  (12,930,284)  (12,371,878)
   Net loss per share...............................        (0.74)        (0.72)

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

                        CONVERGENT COMMUNICATIONS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(Continued)


Description of Financial Components

  We classify our business into five segments: data services, voice services, Enterprise Network Services, data products and voice products.

  Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.

                  Revenue                  Cost of Sales (excluding depreciation)
                  -------                  --------------------------------------

   Data Services

    Professional Services
    web design and hosting and network     . engineer and technician compensation
    planning, design, maintenance, and       and benefits
    monitoring

    Network Services
                                           . leased line costs of connecting a
    frame relay (ATM and IP switching),      customer to a long distance or local
    Internet access and web hosting          network
                                           . capacity charges that long distance
                                             and local carriers, Internet
                                             providers and others impose to use
                                             their equipment and network

   Voice Services

    Professional Services
    network planning, design, maintenance  . engineer and technician compensation
    and monitoring                           and benefits

    Network Services
    long distance service, local           . leased line facilities' costs of
    telephone service and public phone       connecting a customer to a long
    service                                  distance or local network
                                           . capacity charges that long distance
                                             and local carriers, Internet service
                                             providers and others impose to use
                                             their equipment and network

   Enterprise Network Services

    long-term contracts (typically three   . all the costs associated with all
    to five years) under which we own,       the data and voice products and
    manage and are responsible for all or    services described in this table
    a portion of the network inside our
    customers' premises

   Data Products

    sale and installation of network       . cost of data network equipment
    equipment                                costs of installation, including
                                             technician compensation and
                                             benefits.

   Voice Products

    sale and installation of network       . cost of voice network equipment
    equipment                                costs of installation, including
                                             technician compensation and
                                             benefits.

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

                                                       Three Months March 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------  -----------
                                                       (dollars in thousands)
   Revenue:
     Data services.................................... $  808  12% $ 2,119   7%
     Voice services...................................    883  14   12,458  39
     Enterprise Network Services......................    116   2      733   2
     Data products....................................  4,462  68    7,414  24
     Voice products...................................    254   4    8,985  28
                                                       ------ ---  ------- ---
       Total revenue.................................. $6,523 100% $31,709 100%
                                                       ====== ===  ======= ===
   Cost of sales excluding depreciation:
     Data services.................................... $  361  45% $ 1,132  54%
     Voice services...................................    499  57    7,208  58
     Enterprise Network Services......................     55  48      142  19
     Data products....................................  3,722  84    6,555  88
     Voice products...................................    161  46    5,706  64
                                                       ------ ---  ------- ---
       Total cost of sales excluding depreciation..... $4,798  74% $20,743  65%
                                                       ====== ===  ======= ===
   Gross margin before depreciation:
     Data services.................................... $  447  55% $   987  46%
     Voice services...................................    384  43    5,250  42
     Enterprise Network Services......................     61  52      591  81
     Data products....................................    740  16      859  12
     Voice products...................................     93  54    3,279  36
                                                       ------ ---  ------- ---
       Total gross margin before depreciation......... $1,725  26% $10,966  35%
                                                       ====== ===  ======= ===

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

                                      1997                                  1998                      1999
                         ----------------------------------  -------------------------------------  --------
                           1st      2nd      3rd      4th      1st      2nd       3rd       4th       1st
                         -------  -------  -------  -------  -------  --------  --------  --------  --------
                                                       (In thousands)
Operating Statement Da-
 ta:
 Revenue................ $   598  $ 2,020  $ 3,144  $ 4,448  $ 6,523  $  7,982  $ 22,316  $ 24,779  $ 31,709
 Cost of sales excluding
  depreciation..........     378    1,359    2,209    3,423    4,798     5,772    14,717    18,416    20,743
 Selling, general and
  administrative........   1,188    1,974    3,052    4,769    6,062     7,710    15,507    18,583    23,337
 Depreciation and
  amortization..........     223      233      296      701      762     1,191     2,646     2,894     2,863
                         -------  -------  -------  -------  -------  --------  --------  --------  --------
 Operating loss.........  (1,191)  (1,546)  (2,413)  (4,445)  (5,099)   (6,691)  (10,554)  (15,114)  (15,234)
Net loss................ $(1,086) $(1,586) $(2,817) $(4,166) $(5,111) $(11,169) $(15,355) $(18,941) $(20,129)
                         =======  =======  =======  =======  =======  ========  ========  ========  ========
EBITDA (1).............. $  (968) $(1,313) $(2,117) $(3,744) $(4,337) $ (5,500) $ (7,908) $(12,220) $(12,372)
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

  We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization has increased in each quarter through December 31, 1998. The increases in depreciation are due to the purchase of property, network and equipment both inside and outside our customers' premises associated with our expansion from one to 35 markets since inception, and due to the deployment of our multi-service data and voice switching platform in three markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 13 acquisitions through March 31, 1999. We have also experienced increasing operating and net losses every quarter. However, net loss has declined as a percentage of revenue from 182% for the first quarter of 1997 to 63% of revenue for the first quarter of 1999.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1999

  Revenue for the first quarter of 1999 was $25.2 million greater than revenue for the first quarter of 1998. The increase in revenue was primarily due to the addition of 27 new markets from 1998 to 1999. The increase in markets resulted from acquisitions made between the end of the first quarter of 1998 and the first quarter of 1999. The increase in revenue was also due to internal growth of our operations and sales staff. Our most significant

                        CONVERGENT COMMUNICATIONS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(Continued)

acquisition was the acquisition of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition contributed to the sizable increase in voice product revenue and voice services revenue. The increase in data products was primarily a result of the development and growth of existing markets and a result of the expansion of data services markets from eight at March 31, 1998 to 12 at March 31, 1999. As a result of the Tie acquisition, and our continued strategy to increase our service offerings, our overall revenue mix shifted from approximately 28% in services for the first three months of 1998, to 48% in services for the first three months of 1999.

  Cost of sales excluding depreciation increased $15.9 million from the first quarter of 1998 to the first quarter of 1999 and declined as a percentage of total revenue from 74% for the first quarter of 1998 to 65% for the first quarter of 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of product sales excluding depreciation, as a percentage of product revenue, from 82% for the first quarter of 1998 to 75% for the first quarter of 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice products which have a lower related cost of sales excluding depreciation than data products. Cost of service sales excluding depreciation as a percentage of service revenue, increased from 51% for the first quarter of 1998 to 55% for the first quarter of 1999. The increase in cost of service sales excluding depreciation as a percentage of service revenue was primarily due to an increase in voice services, primarily long-distance services which have a higher related cost of sales excluding depreciation.

  Selling, general and administrative expenses increased $17.2 million from the first quarter of 1998 to the first quarter of 1999, but decreased as a percentage of revenue from 93% to 74%. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

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

                                                         Gross
   Securities Sold                                      Proceeds   Net Proceeds
   ---------------                                    ------------ ------------
   Initial sale of 7,500,000 shares of common stock
    to founders (April through October 1996)........  $    450,000 $    450,000
   7,000,000 shares of common stock and 3,500,000
    warrants (December 1996 through February 1997)..     7,000,000    6,295,794
   6,820,000 shares of common stock and 3,410,000
    warrants (October through November 1997)........    17,050,000   15,339,787
   13% Senior Notes and 1,728,000 warrants (April
    1998)...........................................   160,000,000  152,377,955
   Sale of 800,000 shares of Series A Convertible
    Preferred Stock and 1,500,000 warrants (March
    1999)...........................................    20,000,000   19,300,000
                                                      ------------ ------------
       Total funds raised...........................  $204,500,000 $193,763,536
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

                        CONVERGENT COMMUNICATIONS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS--(Continued)

  As of March 31, 1999, we had current assets of $80.0 million, including cash and cash equivalents of $10.4 million, short-term investments of $15.9 million and restricted cash of $20.8 million, and working capital of $22.5 million. In addition, we also had $32.0 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

  Cash Flows From Operating Activities: Operating activities used cash of approximately $13.0 million during the first quarter of 1999 and $2.4 million during the first quarter of 1998. The majority of this increase was due to an increase in net loss of $15.0 million and an increase in trade accounts receivable of approximately $2.3 million, which were partially offset by an increase in accrued interest expense of $5.2 million, depreciation and amortization of $2.9 million, an increase of $1.6 million in accrued compensation, non-cash expenses and other changes in working capital. Cash used in operating activities for the first quarter of 1998 was primarily due to our net loss of $5.1 million, partially offset by non-cash expenses such as depreciation and amortization and changes in working capital.

  Cash Flows From Investing Activities: Investing activities used cash of $21.2 million during the first quarter of 1999 and provided cash of $2.6 million during the first quarter of 1998. Cash used in investing activities during the first quarter of 1999 primarily consisted of short-term investments and restricted cash of $17.3 million, business combinations of $1.5 million and capital expenditures of $1.1 million. An additional $2.3 of capital expenditures were financed under our financing facilities. Cash provided by investing activities during the first quarter of 1998 consisted of $4.9 million resulting from maturing short-term investments, partially offset by $1.7 million in capital expenditures and approximately $424,000 for business combinations.

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

  Future Capital Requirements. We have significant debt in relation to our equity. At March 31, 1999, we had $174.9 million in debt and $40.7 million in shareholders' deficit, which includes paid-in capital of $40.0 million, but excluded $19.3 million in convertible preferred stock classified outside of shareholders' equity. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

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

Item 2. Changes in Securities

                                                          Common
                          Underwriters       Number of     Stock
                           or Class of       Shares of   Warrants/      Other                            Exemption
   Date                    Purchasers       Common Stock  Options    Securities       Consideration       Claimed
   ----               --------------------- ------------ --------- --------------- -------------------- ------------
   Feb. 12, 1999      Sellers in an            30,000                              Substantially all    Section 4(2)
                      acquisition                                                  of the assets of the
                                                                                   target company

   Mar. 17, 1999 and  Accredited                         1,500,000 800,000 shares  $20,000,000          Section 4(2)
    Mar. 31, 1999     investors and one                            of Class A
                      investor who retained                        Convertible
                      Company director                             Preferred Stock
                      Michael Marocco
                      as Investor
                      Representative

   Mar. 21, 1999      Credit facility                      400,000                 Extension of         Section 4(2)
                      provider                                                     $20.0 million
                                                                                   of credit

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  Articles of Incorporation
    3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent Communications, Inc.
  **3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent Communications, Inc.
   10    Material Contracts
  *10.23 Securities Purchase Agreement dated March 17, 1999 between
         Convergent Communications, Inc. and the Initial Purchaser
   27    Financial Data Schedule

  (b) Reports on Form 8-K

  None

  * Previously filed and incorporated by reference to the exhibit of the same number in the Form 10-K (SEC File 333-53953)
  ** Previously filed and incorporated by reference to the exhibit of the same number in the Form S-1 filed on the date hereof.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Convergent Communications, Inc.

Date: November 10, 1999
                                                     /s/ John R. Evans
                                          By___________________________________
                                                       John R. Evans
                                               Chairman and Chief Executive
                                                          Officer




Date: November 10, 1999
                                                    /s/ Keith V. Burge
                                          By___________________________________
                                                      Keith V. Burge
                                               President and Chief Operating
                                                          Officer




Date: November 10, 1999
                                                     /s/ Craig A. Dais
                                          By___________________________________
                                                       Craig A. Dais
                                                 Chief Accounting Officer