Form 10-Q/A
period 1999-06-30
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-11-12
CIK 1046558

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      Page  No.
                                                                      ---------
                         PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets--December 31, 1998 and June 30,
        1999.........................................................      1
        Consolidated Statements of Operations and Comprehensive
          Loss--Three and Six months ended June 30, 1998 and 1999....      2
        Consolidated Statement of Shareholders' Deficit--Six months
         ended June 30, 1999.........................................      3
        Consolidated Statements of Cash Flows--Six months ended June 30,
         1998 and 1999...............................................      4
        Notes to Consolidated Financial Statements...................      5
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................     10

                          PART II: OTHER INFORMATION
Item 1. Legal Proceedings............................................     21
Item 2. Changes in Securities........................................     21
Item 3. Defaults Upon Senior Securities..............................     21
Item 4. Submission of Matters to a Vote of Securities Holders........     21
Item 5. Other Information............................................     22
Item 6. Exhibits and Reports on Form 8-K
        Exhibits.....................................................     22
        Reports on Form 8-K..........................................     22

  When used in this Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, to compete effectively against better capitalized competitors, to withstand downturns in our business or the economy generally and other factors discussed in our filings with the Securities and Exchange Commission. Forward-looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        CONVERGENT COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,    June 30,
                                                         1998          1999
                                                     ------------  ------------
                                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 25,597,461  $ 11,242,052
  Short-term investments...........................           --      7,957,400
  Restricted cash..................................    20,800,000    20,800,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,908,811 and $1,581,197,
   respectively                                        17,661,220    22,796,717
  Inventory........................................     6,826,732    11,337,352
  Prepaid expenses, deposits and other current
   assets..........................................     2,134,210     4,722,549
                                                     ------------  ------------
    Total current assets...........................    73,019,623    78,856,070
Property, network and equipment....................    28,139,460    44,784,898
  Less accumulated depreciation....................    (4,882,832)   (8,906,829)
                                                     ------------  ------------
    Total property, network and equipment..........    23,256,628    35,878,069
Restricted cash, non-current.......................    30,549,658    22,467,381
Goodwill, net of amortization of $2,967,283 and
 $5,530,474, respectively..........................    46,526,288    50,100,536
Other intangible assets, net of amortization of
 $1,470,363 and $2,336,189, respectively               10,281,016    10,537,971
Leases receivable, less current portion............       796,790     3,034,890
Investments and other assets.......................     1,225,626       646,792
                                                     ------------  ------------
    Total assets...................................  $185,655,629  $201,521,709
                                                     ============  ============
       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable...........................  $ 15,061,514  $ 24,466,860
  Accrued compensation.............................     4,583,140     5,184,433
  Accrued interest.................................     5,214,133     5,284,578
  Other accrued liabilities........................     8,666,182     7,940,721
  Deferred revenue and customer deposits...........     5,211,748     5,252,206
  Liability related to business combination........           --      1,350,000
  Current portion of long-term debt................       603,919     4,107,090
  Current portion of capital lease obligations.....     5,179,251     7,790,672
                                                     ------------  ------------
    Total current liabilities......................    44,519,887    61,376,560
Long term debt, less discount and current portion..   153,730,573   165,409,037
Long term capital lease obligations, less current
 portion...........................................     8,754,054    11,790,481
                                                     ------------  ------------
    Total liabilities..............................   207,004,514   238,576,078
Commitments
Convertible preferred stock........................           --     19,206,378
Shareholders' deficit:
  Common stock, no par value, 100 million shares
   authorized, 13,924,135 and 14,838,347 issued and
   outstanding, respectively                           27,486,554    36,438,015
  Warrants.........................................    11,719,399    10,895,321
  Treasury stock...................................      (501,674)   (1,098,812)
  Deferred compensation obligation.................       501,674     1,098,812
  Accumulated other comprehensive income...........           --         22,423
  Unearned compensation............................      (150,150)     (122,850)
  Accumulated deficit..............................   (60,404,688) (103,493,656)
                                                     ------------  ------------
    Total shareholders' deficit....................   (21,348,885)  (56,260,747)
                                                     ------------  ------------
    Total liabilities and shareholders' deficit....  $185,655,629  $201,521,709
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                         Three months ended June 30,  Six months ended June 30,
                         ---------------------------  -------------------------
                             1998          1999          1998          1999
                         ------------  -------------  ------------ ------------
                                             (unaudited)
Data and voice service
 revenue................ $  2,422,546  $ 16,673,445  $  4,229,619  $ 31,984,021
Data and voice product
 revenue................    5,559,292    21,379,903    10,275,084    37,777,883
                         ------------  ------------  ------------  ------------
  Total revenue.........    7,981,838    38,053,348    14,504,703    69,761,904
Cost of sales excluding
 depreciation...........    5,771,651    23,713,539    10,569,675    44,456,392
Selling, general and
 administrative.........    7,710,565    27,410,867    13,772,410    50,748,448
Depreciation and
 amortization...........    1,190,712     4,107,529     1,953,151     6,970,421
                         ------------  ------------  ------------  ------------
  Total operating
   expenses.............   14,672,928    55,231,935    26,295,236   102,175,261
  Operating loss........   (6,691,090)  (17,178,587)  (11,790,533)  (32,413,357)
  Interest expense......   (5,830,022)   (6,149,357)   (5,882,591)  (12,086,022)
  Interest income.......    1,348,919       770,480     1,380,397     1,721,126
  Other income
   (expense), net.......        3,473      (402,661)       13,340      (310,715)
                         ------------  ------------  ------------  ------------
Net loss................  (11,168,720)  (22,960,125)  (16,279,387)  (43,088,968)
  Other comprehensive
   income, unrealized
   holding gains on
   securities...........      234,618        10,723       292,308        22,423
                         ------------  ------------  ------------  ------------
  Comprehensive loss.... $(10,934,102) $(22,949,402) $(15,987,079) $(43,066,545)
                         ------------  ------------  ------------  ------------
Net loss per share:
  Net loss per share
   (basic and diluted).. $      (0.82) $      (1.61) $      (1.20) $      (3.06)
                         ------------  ------------  ------------  ------------
  Weighted average
   number of shares
   outstanding(basic and
   diluted).............   13,660,317    14,253,268    13,565,687    14,098,801
                         ============  ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                                                                                 Accumulated
                                                                        Deferred                    Other
                     Common      Common                   Treasury    Compensation   Unearned   Comprehensive  Accumulated
                     Shares       Stock      Warrants       Stock      Obligation  Compensation    Income        Deficit
                   ----------  -----------  -----------  -----------  ------------ ------------ ------------- -------------
Balance, December
31, 1998.........  13,924,135  $27,486,554  $11,719,399  $  (501,674)  $  501,674   $(150,150)     $   --     $ (60,404,688)
Common stock
issued for:
 401(k) match....      75,503      712,596          --           --           --          --           --               --
 Business
 combinations....      61,925      619,250          --           --           --          --           --               --
 Exercise of
 stock options...      36,500      179,000          --           --           --          --           --               --
 Exercise of
 warrants........     683,487    6,498,395   (1,276,558)         --           --          --           --               --
Compensation
expense..........      94,297      946,720          --           --           --       27,300          --               --
Shares
repurchased......     (37,500)      (4,500)         --           --           --          --           --               --
Distribution of
deferred stock...         --           --           --        52,199      (52,199)        --           --               --
Deferred stock
compensation.....         --           --           --      (649,337)     649,337         --           --               --
Warrants issued
in connection
with financing...         --           --       452,480          --           --          --           --               --
Other
comprehensive
income:
 Unrealized gain
 on securities...         --           --           --           --           --          --        22,423              --
Net loss.........         --           --           --           --           --          --           --       (43,088,968)
                   ----------  -----------  -----------  -----------   ----------   ---------      -------    -------------
Balance, June 30,
1999.............  14,838,347  $36,438,015  $10,895,321  $(1,098,812)  $1,098,812   $(122,850)     $22,423    $(103,493,656)
                   ==========  ===========  ===========  ===========   ==========   =========      =======    =============
                      Total
                   -------------
Balance, December
31, 1998.........  $(21,348,885)
Common stock
issued for:
 401(k) match....       712,596
 Business
 combinations....       619,250
 Exercise of
 stock options...       179,000
 Exercise of
 warrants........     5,221,837
Compensation
expense..........       974,020
Shares
repurchased......        (4,500)
Distribution of
deferred stock...           --
Deferred stock
compensation.....           --
Warrants issued
in connection
with financing...       452,480
Other
comprehensive
income:
 Unrealized gain
 on securities...        22,423
Net loss.........   (43,088,968)
                   -------------
Balance, June 30,
1999.............  $(56,260,747)
                   =============


  The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                    ----------------------------

                                                    June 30, 1998  June 30, 1999
                                                    -------------  -------------
                                                           (unaudited)
Cash flows from operating activities
 Net loss.........................................  $ (16,279,387) $(43,088,968)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization...................      1,953,151     6,970,421
  Amortization of deferred financing costs and
   accretion of debt discount.....................        191,804       843,459
  Provision for uncollectible accounts............        144,180       754,464
  Stock compensation expense......................        576,528       974,020
  401(k) contributions through the issuance of
   common stock...................................        297,079       712,596
  Loss on sale of investment......................            --        220,500
 Change in working capital (net of acquisitions):
  Trade accounts receivable.......................     (3,197,592)   (3,740,375)
  Inventory.......................................       (547,597)   (1,203,027)
  Prepaid expenses and other current assets.......     (1,471,531)   (1,634,802)
  Trade accounts payable..........................      2,353,884     3,397,280
  Accrued compensation............................        536,941       242,059
  Accrued interest................................      5,200,000        70,445
  Other accrued liabilities.......................      1,406,099      (822,576)
  Deferred revenue and customer deposits..........            --       (816,102)
                                                    -------------  ------------
Net cash used in operating activities.............     (8,836,441)  (37,120,606)
Cash flows from investing activities
 Additions of property, network and equipment.....     (5,645,999)   (1,300,914)
 Acquisitions, net of cash acquired...............     (1,608,743)   (2,051,833)
 Short-term investments...........................    (73,746,649)   (7,934,977)
 Restricted cash..................................    (59,478,484)    8,082,277
 Leases receivable................................            --     (3,070,067)
 Proceeds from sale of investment.................            --        154,500
 Other assets.....................................       (179,819)     (131,303)
                                                    -------------  ------------
Net cash used in investing activities.............   (140,659,694)   (6,252,317)
Cash flows from financing activities
 Proceeds from private placements, net of offering
  costs...........................................    154,153,217    19,206,378
 Proceeds from new borrowings, net of financing
  costs...........................................        120,738     9,529,990
 Payments on notes payable........................       (704,868)   (2,243,541)
 Payments on capital leases.......................       (559,882)   (2,871,650)
 Proceeds from exercise of warrants and stock
  options.........................................        123,100     5,400,837
 Repurchase of common shares......................            --         (4,500)
                                                    -------------  ------------
Net cash provided by financing activities.........    153,132,305    29,017,514
                                                    -------------  ------------
Net increase (decrease) in cash and cash
 equivalents......................................      3,636,170   (14,355,409)
Cash and cash equivalents at beginning of period..        667,344    25,597,461)
                                                    -------------  ------------
Cash and cash equivalents at end of period........  $   4,303,514  $ 11,242,052
                                                    =============  ============
Supplemental disclosure of other cash and non-cash
 investing and financing activities
 Acquisition of property, network and equipment
  through the issuance of capital leases and other
  financing facilities............................  $   3,372,326  $ 10,518,704
 Acquisition of property, network and equipment in
  accounts payable waiting to be financed.........            --      3,901,556
Cash paid for interest............................        490,787    11,172,108

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

                        CONVERGENT COMMUNICATIONS, INC.

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

                        CONVERGENT COMMUNICATIONS, INC.

  The allocation of consideration given during the six months ended June 30, 1999 to the acquired assets is as follows:

   Purchase price:
     Cash paid................................................... $ 2,056,535
     Notes payable issued to former owner........................   4,490,000
     Liability related to a business combination.................   1,350,000
     Common stock issued to the former owners....................     619,250
                                                                  -----------
       Total purchase price...................................... $ 8,515,785
                                                                  ===========
   Allocation of the purchase price to acquired assets and
    assumed liabilities:
     Cash........................................................ $     4,702
     Accounts receivable.........................................   2,332,929
     Inventory...................................................   3,307,593
     Prepaid expenses, deposits and other current assets.........     121,570
     Equipment...................................................     805,964
     Goodwill....................................................   5,954,096
     Liabilities and debt assumed................................  (4,011,069)
                                                                  -----------
       Amounts allocated......................................... $ 8,515,785
                                                                  ===========

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

5. SERIES A PREFERRED STOCK:

   In March 1999, we sold 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 958,333 shares of our common stock to various affiliates of the Sandler/21st Century Group for total consideration of $20.0 million. The Series A Convertible Preferred Stock automatically converted into 2,666,677 shares of common stock upon the completion of our initial public offering which closed on July 23, 1999. The proceeds from the sale, net of related offering costs were $19.2 million. One of our directors, Michael Marocco, is a principal of several of the entities in Sandler Capital. Mr. Roland Casati, another director, also purchased shares of Series A Convertible Preferred Stock.

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

                        CONVERGENT COMMUNICATIONS, INC.

and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are: revenue and gross margin before depreciation as presented below:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1998       1999       1998      1999
                                      ---------  ---------  --------  --------
                                                  (in thousands)
Revenue:
  Data services...................... $     622  $   2,142  $  1,430  $  4,261
  Voice services.....................     1,167     13,493     2,050    25,951
  Enterprise Network Services........       634      1,038       750     1,772
  Data products......................     5,388      9,155     9,850    16,568
  Voice products.....................       171     12,225       425    21,210
                                      ---------  ---------  --------  --------
    Total revenue....................     7,982     38,053    14,505    69,762
                                      ---------  ---------  --------  --------
Gross margin before depreciation:
  Data services......................       306      1,317       753     2,304
  Voice services.....................       307      6,569       691    11,819
  Enterprise Network Services........       435        905       496     1,496
  Data products......................     1,101      1,566     1,841     2,425
  Voice products.....................        61      3,983       154     7,261
                                      ---------  ---------  --------  --------
    Total gross margin before
     depreciation....................     2,210     14,340     3,935    25,305
                                      ---------  ---------  --------  --------
Reconciliation to net loss:
  Selling, general and
   administrative....................    (7,711)   (27,410)  (13,772)  (50,748)
  Depreciation and amortization......    (1,190)    (4,108)   (1,953)   (6,970)
  Operating loss.....................    (6,691)   (17,178)  (11,790)  (32,413)
  Interest expense...................    (5,830)    (6,149)   (5,882)  (12,086)
  Interest income....................     1,349        770     1,380     1,721
  Other income, net..................         3       (403)       13      (311)
                                      ---------  ---------  --------  --------
    Net loss......................... $ (11,169) $ (22,960) $(16,279) $(43,089)
                                      =========  =========  ========  ========

7. NET LOSS PER SHARE:

   The net loss available to common shareholders and weighted average shares consists of the following:

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         1998      1999      1998      1999
                                       --------  --------  --------  --------
                                                 (in thousands)
Net loss.............................. $(11,169) $(22,960) $(16,279) $(43,089)
                                       ========  ========  ========  ========
Weighted average common shares used
 for basic and diluted earnings per
 share................................   13,660    14,253    13,365    14,099
Warrants..............................      --        --        --        --
Stock options.........................      --        --        --        --
                                       --------  --------  --------  --------
Weighted average number of shares
 outstanding (basic and diluted)......   13,660    14,253    13,365    14,099
                                       ========  ========  ========  ========

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

9. LEASE ACCOUNTING:

   In November 1999 we concluded that we should have accounted for certain data and voice product leasing transactions provided to our customers through our leasing subsidiary, Convergent Capital Corporation, as sales type lease transactions in accordance with Statements of Financial Accounting Standards No.'s 13 and 94. The effect of this adjustment was to increase revenue by $1.4 million, increase cost of sales, excluding depreciation by $1.1 million and reduce net loss by approximately $368,000 for the three months ended June 30, 1999 and increase revenue by $2.7 million, increase cost of sales, excluding depreciation by approximately $1.7 million and reduce net loss by approximately $1.0 million for the six months ended June 30, 1999, as presented below:

                              Three Months Ended         Six Months Ended
                                 June 30, 1999             June 30, 1999
                           ------------------------- -------------------------
                           As Previously             As Previously
                              Stated     As Restated    Stated     As Restated
                           ------------- ----------- ------------- -----------
                                             (in thousands)
Revenue...................   $ 36,624     $ 38,053     $ 67,105     $ 69,762
Cost of sales, excluding
 depreciation.............     22,652       23,714       42,726       44,456
Net loss..................    (23,328)     (22,960)     (44,015)     (43,089)
EBITDA....................    (13,439)     (13,071)     (26,369)     (25,443)
Net loss per share........      (1.64)       (1.61)       (3.12)       (3.06)

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

                               Three Months Ended      Six Months Ended June
                                    June 30,                    30,
                             -----------------------  ------------------------
                                1998        1999         1998         1999
                             ----------  -----------  -----------  -----------
                                         (dollars in thousands)
Revenue:
  Data services............. $  622   8% $ 2,142   6% $ 1,430  10% $ 4,261   6%
  Voice services............  1,167  15   13,493  35    2,050  14   25,951  37
  Enterprise Network
   Services.................    634   8    1,038   3      750   5    1,772   3
  Data products.............  5,388  67    9,155  24    9,850  68   16,568  24
  Voice products............    171   2   12,225  32      425   3   21,210  30
                             ------ ---  ------- ---  ------- ---  ------- ---
    Total revenue........... $7,982 100% $38,053 100% $14,505 100% $69,762 100%
                             ====== ===  ======= ===  ======= ===  ======= ===
Cost of sales excluding
 depreciation:
  Data services............. $  317  51% $   825  39% $   678  47% $ 1,957  46%
  Voice services............    859  74    6,924  51    1,358  66   14,132  54
  Enterprise Network
   Services.................    199  31      133  13      254  34      276  16
  Data products.............  4,287  80    7,589  83    8,009  81   14,143  85
  Voice products............    110  64    8,242  67      271  64   13,949  66
                             ------ ---  ------- ---  ------- ---  ------- ---
    Total cost of sales
     excluding
     depreciation........... $5,772  72% $23,713  62% $10,570  73% $44,457  64%
                             ====== ===  ======= ===  ======= ===  ======= ===
Gross margin before
 depreciation:
  Data services............. $  306  49% $ 1,317  61% $   753  53% $ 2,304  54%
  Voice services............    307  26    6,569  49      691  34   11,819  46
  Enterprise Network
   Services.................    435  69      905  87      496  66    1,496  84
  Data products.............  1,101  20    1,566  17    1,841  19    2,425  15
  Voice products............     61  36    3,983  33      154  36    7,261  34
                             ------ ---  ------- ---  ------- ---  ------- ---
    Total gross margin
     before depreciation.... $2,210  28% $14,340  38% $ 3,935  27% $25,305  36%
                             ====== ===  ======= ===  ======= ===  ======= ===

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

                                                 1997                             1998                          1999
                                        -------------------------  -------------------------------------  ------------------
                                          2nd      3rd      4th      1st      2nd       3rd       4th       1st       2nd
                                        -------  -------  -------  -------  --------  --------  --------  --------  --------
                                                                       (in thousands)
Operating Statement Data:
 Revenue..........................      $ 2,020  $ 3,144  $ 4,448  $ 6,523  $  7,982  $ 22,316  $ 24,779  $ 31,709  $ 38,053
 Cost of sales excluding depreciation..   1,359    2,209    3,423    4,798     5,772    14,717    18,416    20,743    23,714
 Selling, general and administrative..    1,974    3,052    4,769    6,062     7,710    15,507    18,583    23,337    27,411
 Depreciation and amortization....          233      296      701      762     1,191     2,646     2,894     2,863     4,107
                                        -------  -------  -------  -------  --------  --------  --------  --------  --------
 Operating loss...................       (1,546)  (2,413)  (4,445)  (5,099)   (6,691)  (10,554)  (15,114)  (15,234)  (17,179)
Net loss..........................      $(1,586) $(2,817) $(4,166) $(5,111) $(11,169) $(15,355) $(18,941) $(20,129) $(22,960)
                                        =======  =======  =======  =======  ========  ========  ========  ========  ========
EBITDA (1)........................      $(1,313) $(2,117) $(3,744) $(4,337) $ (5,500) $ (7,908) $(12,220) $(12,372) $(13,071)
                                        =======  =======  =======  =======  ========  ========  ========  ========  ========

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

  We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with the increases in revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization increased in each quarter through December 31, 1998 and again in the quarter ended June 30, 1999. The increases in depreciation are due to the purchase of property, network and equipment both inside and outside our customers' premises associated with our expansion from one to 35 markets since inception, and due to the deployment of our multi-service data and voice switching platform in three markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 15 acquisitions through June 30, 1999. We have also experienced increasing operating and net losses every quarter. However, net loss has declined as a percentage of revenue from 79% for the second quarter of 1997 to 60% of revenue for the second quarter of 1999.

Results of Operations

  Revenue for the second quarter of 1999 was $30.1 million greater than revenue for the second quarter of 1998 and revenue for the six months ended June 30, 1999 was $55.3 million greater than revenue for the six months ended June 30, 1998. The increase in revenue was primarily due to the addition of 27 new markets through acquisitions between June 30, 1998 to June 30, 1999. The increase in revenue was also due to internal growth of our operations and sales staff. Our most significant acquisition was the acquisition of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition contributed to the sizable increase in voice services revenue and voice product revenue. The increase in data products was primarily a result of the development and growth of existing markets and a result of the expansion of data services markets from

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

eight at June 30, 1998 to 13 at June 30, 1999. As a result of the Tie acquisition, and our continued strategy to increase our service offerings, our overall revenue mix shifted from approximately 29% in services for the six months ended June 30, 1998, to 46% for the six months ended June 30, 1999 and 44% in services for the second quarter of 1999. A significant factor in our strategy to increase services is through our Enterprise Network Services offering. As of June 30, 1999 we had 23 customers, representing $16.2 million in revenue over the terms of their contracts compared to 13 customers and $11.9 million in contract term revenue as of June 30, 1998.

  Cost of sales excluding depreciation increased $17.9 million from the second quarter of 1998 to the second quarter of 1999 and increased $33.9 million from the six months ended June 30, 1998 to the six months ended June 30, 1999, while declining as a percentage of total revenue from 73% for the six months ended June 30, 1998 to 64% for the six months ended June 30, 1999 and to 62% for the second quarter of 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of sales excluding depreciation for both products and services. Cost of product sales excluding depreciation declined as a percentage of product revenue, from 79% for the second quarter of 1998 to 74% for the second quarter of 1999 and from 80% for the first six months of 1998 to 74% for the first six months of 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice products which have a lower related cost of sales excluding depreciation than data products. Cost of service sales excluding depreciation as a percentage of service revenue, decreased from 57% for the second quarter of 1998 to 47% for the second quarter of 1999 and from 54% for the first six months of 1998 to 51% for the first six months of 1999. The decrease in cost of service sales excluding depreciation as a percentage of service revenue was primarily due to an increase in in our offering of professional services such as network and web, design, maintenance and monitoring which have a lower related cost.

  Selling, general and administrative expenses increased $19.7 million from the second quarter of 1998 to the second quarter of 1999 and increased $37.0 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. However, selling, general and administrative expenses declined as a percentage of revenue from 95% for the first six months of 1998 to 73% for the first six months of 1999 and further declined to 72% of revenue for the second quarter of 1999. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

  The increases in selling, general and administrative described above were primarily a result of:

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

  Interest expense increased by approximately $320,000 from the second quarter of 1998 to the second quarter of 1999 and increased $6.2 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The large increase for the six month periods is primarily a result of a full six months of interest expense in 1999 compared to three months of interest in 1998 on $160.0 million in principal amount of our 13% Senior Notes issued in April 1998. The increase is also a result of assumed indebtedness from acquisitions and increased indebtedness under our equipment financing facilities with Comdisco and Sun Financial Group, Inc. due to property, network and equipment purchased for our networks both inside and outside our customers' premises.

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

                                                         Gross
Securities Sold                                         Proceeds   Net Proceeds
---------------                                       ------------ ------------
Initial sale of 3,750,000 shares of common stock to
 founders (April through October 1996)..............  $    450,000 $    450,000
3,500,000 shares of common stock and 1,750,000
 warrants (December 1996 through February 1997)          7,000,000    6,295,794
3,410,000 shares of common stock and 1,705,000
 warrants (October through November 1997)...........    17,050,000   15,339,787
13% Senior Notes and 864,000 warrants (April 1998)..   160,000,000  152,377,955
Sale of 800,000 shares of Series A Convertible
 Preferred Stock and 958,333 warrants (March 1999)..    20,000,000   19,206,378
Initial Public Offering of 8,936,729 shares of
 common stock, net of selling shareholders shares
 (July 1999)........................................   134,050,935  122,737,700
                                                      ------------ ------------
    Total funds raised..............................  $338,550,935 $316,407,614
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

  As of June 30, 1999, we had current assets of $78.9 million, including cash and cash equivalents of $11.2 million, short-term investments of $8.0 million and restricted cash of $20.8 million, and working capital of $17.5 million. In addition, we also had $22.5 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

  Cash Flows From Operating Activities: Operating activities used cash of approximately $37.1 million during the six months ended June 30, 1999 and $8.8 million during the six months ended 1998. The majority of this increase was due to a net loss of $43.1 million and a combined increase in trade accounts receivable, inventory and prepaid and other current assets of approximately $6.6 million, which were partially offset by non-cash expenses including depreciation and amortization, stock compensation and amortization of financing costs aggregating $10.5 million and a net increase in current liabilities including trade accounts payable, accrued liabilities and deferred revenue of $2.1 million. Cash used in operating activities for the first six months of 1998 was primarily due to our net loss of $16.3 million and a combined increase in current assets including trade accounts receivable and inventory of $5.2 million, partially offset by an increase in accrued interest of $5.2 million, increases to current liabilities of $4.3 million and non-cash expenses aggregating 3.2 million.

  Cash Flows From Investing Activities: Investing activities used cash of $6.3 million during the six months ended June 30, 1999 and $140.7 million during the six months ended June 30, 1998. Cash used in investing activities during the first six months of 1999 primarily consisted of short-term investments of $8.0 million, business combinations of $2.0 million, investment in leases of $3.1 million and capital expenditures of $1.3 million. These investing outflows were partially offset by $8.1 million provided from maturities in restricted cash which were used to make interest payments. An additional $10.5 million of capital expenditures were financed under our financing facilities. The large amount of cash used in investing activities during the first

                        CONVERGENT COMMUNICATIONS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

six months of 1998 was a result of the investment of the proceeds from the $160.0 million Senior Notes, $73.7 million of which was invested in short-term investments, pending their use in our business and $56.8 million was invested and is classified as restricted cash pending its use for interest payments on the Senior Notes, two of which had been made as of June 30, 1999. In addition, $2.7 million was classified as restricted cash as a result of the issuance of letters of credit, $5.6 million was used for capital expenditures and approximately $1.6 million was used for business combinations.

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

  Future Capital Requirements. We have significant debt in relation to our equity. At June 30, 1999, we had $189.1 million in debt and $56.3 million in shareholders' deficit, which includes paid-in capital of $47.3 million, but excluded $19.2 million in convertible preferred stock classified outside of shareholders' equity. Upon the completion of our Initial Public Offering in July 1999, we received an additional $122.7 million of paid-in-capital from the sale of common shares, net of underwriter's discount and other costs, and $19.2 million in convertible preferred stock was converted to common stock. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

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

Item 2. Changes in Securities

                                               Number of
                        Underwriters or        Shares of     Common Stock     Other                          Exemption
Date                  Class of Purchasers     Common Stock Warrants/Options Securities    Consideration       Claimed
-----------------  -------------------------- ------------ ---------------- ----------    -------------      ---------
April 19, 1999     Sellers in an acquisition    37,000                                 Substantially all    Section 4(2)
                                                                                       of the assets of the
                                                                                       target company
April 19, 1999 to  Employee options exercised   16,500                                 $85,000              Rule 701
 May 18, 1999
April 23, 1999 to  Warrants exercised           683,487                                $5,221,837           Section 4(2)
 June 25, 1999
May 26, 1999       Sellers in an acquisition    9,925                                  Substantially all    Section 4(2)
                                                                                       of the assets of the
                                                                                       target company
June 3, 1999       Credit facility provider                    375,000                 $10.0 million credit Section 4(2)
                                                                                       facility

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  (a) May 28, 1999 Annual Meeting of the Shareholders.

  (b) Directors elected at the meeting: Spencer I. Browne (Class III) and Richard Tomlinson Ph.D. (Class III).

    Directors continuing: John R. Evans (Class I), Keith V. Burge (Class
    I), Philip G. Allen (Class II), Roland Casati (Class II) and Michael J. Marocco (Class II)

  (c) Matters voted upon at the Annual Meeting of the Shareholders.

                                                              Votes Cast
                                                      --------------------------
                                                         For     Against Abstain
                                                      ---------- ------- -------
1  Election of Class III Directors.
    Richard Tomlinson Ph.D. ......................... 15,731,572  65,000 208,333
    Spencer I. Browne................................ 15,731,572  65,000 208,333
2  Ratify Appointment of PricewaterhouseCoopers, LLP  15,741,572  65,000 198,333
   as auditors.......................................
3  Approve Second Amendment to the 1998 Stock Option  15,431,794 222,500 350,611
   Plan increasing the number of shares reserved for
   issuance upon exercise of options granted under
   the plan..........................................
4Approve 1999 Employee Stock Option Plan............. 15,418,072 288,500 298,333
5Approve 1999 Director Stock Option Plan............. 15,350,794 330,778 323,333
6  Approve Reverse Split Amendments to the Articles   15,457,627 262,278 285,000
   of Incorporation granting the Directors the
   authority to file an amendment to our Articles of
   Incorporation combining any number of shares of
   our common stock between 1.1 and 2.0 into one
   share of common stock.............................

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   3.1+     Articles of Amendment to the Amended and Restated Articles of
            Incorporation of Convergent Communications, Inc.
   3.2++    Third Articles of Amendment to Amended and Restated Articles of
            Incorporation of Convergent Communications, Inc.
   4+       Warrant Agreement, dated as of June 3, 1999
  10.1+     Second Amendment to Employment Agreement by and between Convergent
            Communications, Inc. and Philip G. Allen, dated April 8, 1999
  10.2+     Second Amendment to Employment Agreement by and between Convergent
            Communications, Inc. and Martin E. Freidel, dated April 8, 1999
  10.3+     Second Amendment to Employment Agreement by and between Convergent
            Communications, Inc. and Evans, dated April 8, 1999
  10.4+     Third Amendment to Employment Agreement by and between Convergent
            Communications, Inc. and John J. Phibbs, dated April 8, 1999
  10.5+     Second Amendment to Employment Agreement by and between Convergent
            Communications, Inc. and Keith V. Burge, dated April 8, 1999
  10.6++    Credit and Guaranty Agreement among Convergent Communications,
            Inc., Convergent Communications Services, Inc., Convergent Capital
            Corporation, various lenders, and Goldman Sachs Credit Partners
            L.P., dated as of June 3, 1999
  10.7++    Pledge and Security Agreement among Convergent Communications,
            Inc., Convergent Communications Services, Inc., Cponvergent Capital
            Corporation and Goldman Sachs Credit Partners L.P., dated as of
            June 3, 1999
  10.8++++  Purchase and License Agreement by and Between Cisco Systems, Inc.
            and Convergent Communications Services, Inc. dated July 16, 1999
  10.9++++  Credit Agreement dated as of July 16, 1999 between Convergent
            Communications Services, Inc. and Cisco Systems Capital Corporation
  10.10++++ Guaranty dated as of July 16, 1999 by Convergent Communications,
            Inc. in favor of Cisco Systems Capital Corporation Amendment No. 1 to Guaranty dated as of July 19, 1999 by Convergent Communications,
            Inc. in favor of Cisco Systems Capital Corporation
  27        Financial Data Schedule

 (b) Reports on Form 8-K

   None
--------
+ Previously filed and incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-78483) filed on May 14, 1999

++ Previously filed and incorporated by reference to Amendment No. 1 to
   Registration Statement on Form S-1 (Reg. No. 333-78483) filed on June 28,
   1999

++ Previously filed and incorporated by reference to Amendment No. 2 to
   Registration Statement on Form S-1 (Reg. No. 333-78483) filed on July 15,
   1999

+++Previously+filed and incorporated by reference to Amendment No. 4 to
   Registration Statement on Form S-1 (Reg. No. 333-78483) filed on July 19,
   1999