Form 10-Q
period 1999-09-30
CONVERGENT COMMUNICATIONS INC /CO
filed 1999-11-12
CIK 1046558

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  (1) Yes X   No ____
          --

  (2) Yes X   No ____
          --

          On November 1, 1999, 27,965,250 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             --------
                                      PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets--December 31, 1998 and September 30, 1999......................................         1
Consolidated Statements of Operations and Comprehensive Loss--Three and Nine months ended
  September 30, 1998 and 1999..............................................................................         2
Consolidated Statement of Shareholders' Equity (Deficit)--Nine months ended September 30, 1999.............         3
Consolidated Statements of Cash Flows--Nine months ended September 30, 1998 and 1999.......................         4
Notes to Consolidated Financial Statements.................................................................         5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............        10

                                      PART II: OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................        21
Item 2. Changes in Securities..............................................................................        21
Item 3. Defaults Upon Senior Securities....................................................................        22
Item 4. Submission of Matters to a Vote of Securities Holders..............................................        22
Item 5. Other Information..................................................................................        22
Item 6. Exhibits and Reports on Form 8-K
            Exhibits.......................................................................................        22
            Reports on Form 8-K............................................................................        22

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

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,        September 30,
                                                                                                     1998                 1999
                                                                                                 --------------       -------------
                                                                                                                       (unaudited)
                                            ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $   25,597,461       $  57,617,429
  Short-term investments.......................................................................              --          46,186,003
  Restricted cash..............................................................................      20,800,000          20,800,000
  Trade accounts receivable, net of allowance for doubtful accounts of
    $1,908,811 and $979,655, respectively......................................................      17,661,220          29,280,841
  Inventory....................................................................................       6,826,732          13,213,044
  Prepaid expenses, deposits and other current assets..........................................       2,134,210           6,931,692
                                                                                                 --------------       -------------
     Total current assets......................................................................      73,019,623         174,029,009
Property, network and equipment................................................................      28,139,460          63,656,018
  Less accumulated depreciation................................................................      (4,882,832)        (12,017,299)
                                                                                                 --------------       -------------
     Total property, network and equipment.....................................................      23,256,628          51,638,719
Restricted cash, non-current...................................................................      30,549,658          27,266,269
Goodwill, net of amortization of $2,967,283 and $6,929,136, respectively.......................      46,526,288          49,102,902
Other intangible assets, net of amortization of $1,470,363 and $3,004,333,
 respectively..................................................................................      10,281,016          11,467,934
Leases receivable, less current portion........................................................         796,790           3,992,084
Investments and other assets...................................................................       1,225,626             711,088
                                                                                                 --------------       -------------
     Total assets..............................................................................  $  185,655,629       $ 318,208,005
                                                                                                 ==============       =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable.......................................................................  $   15,061,514       $  23,492,681
  Accrued compensation.........................................................................       4,583,140           7,294,671
  Accrued interest.............................................................................       5,214,133          10,537,347
  Other accrued liabilities....................................................................       8,666,182           9,778,588
  Deferred revenue and customer deposits.......................................................       5,211,748           6,586,585
  Current portion of long-term debt............................................................         603,919           1,714,707
  Current portion of capital lease obligations.................................................       5,179,251           8,561,808
                                                                                                 --------------       -------------
     Total current liabilities.................................................................      44,519,887          67,966,387
Long term debt, less discount and current portion..............................................     153,730,573         166,412,280
Long term capital lease obligations, less current portion......................................       8,754,054          13,662,021
                                                                                                 --------------       -------------
     Total liabilities.........................................................................     207,004,514         248,040,688

Commitments

Shareholders' equity (deficit):
  Common stock, no par value, 100 million shares authorized, 13,924,135
    and 27,830,562 issued and outstanding, respectively........................................      27,486,554         189,995,213
  Warrants.....................................................................................      11,719,399          10,067,072
  Treasury stock...............................................................................        (501,674)         (1,098,812)
  Deferred compensation obligation.............................................................         501,674           1,098,812
  Accumulated other comprehensive income.......................................................              --              66,124
  Unearned compensation........................................................................        (150,150)           (109,200)
  Accumulated deficit..........................................................................     (60,404,688)       (129,851,892)
                                                                                                 --------------       -------------
     Total shareholders' equity (deficit)......................................................     (21,348,885)         70,167,317
                                                                                                 --------------       -------------
     Total liabilities and shareholders' equity (deficit)......................................  $  185,655,629       $ 318,208,005
                                                                                                 ==============       =============


                      The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                       -------------------------------       -------------------------------
                                                          1998               1999                1998               1999
                                                       ------------      -------------       ------------      -------------
                                                                                      (unaudited)
Data and voice service revenue.........................$ 10,724,742      $  17,565,374       $ 14,954,360      $  49,549,395
Data and voice product revenue.........................  11,591,660         24,856,140         21,866,745         62,634,023
                                                       ------------      -------------       ------------      -------------
  Total revenue........................................  22,316,402         42,421,514         36,821,105        112,183,418

Cost of sales excluding depreciation...................  14,717,364         26,977,273         25,287,038         71,433,664
Selling, general and administrative....................  15,506,655         31,927,075         29,279,065         82,675,523
Depreciation and amortization..........................   2,646,215          4,871,757          4,599,367         11,842,179
                                                       ------------      -------------       ------------      -------------
  Total operating expenses.............................  32,870,234         63,776,105         59,165,470        165,951,366
  Operating loss....................................... (10,553,832)       (21,354,591)       (22,344,365)       (53,767,948)
  Interest expense.....................................  (5,868,531)        (6,881,195)       (11,751,121)       (18,967,217)
  Interest income......................................   1,144,892          1,775,771          2,525,288          3,496,898
  Other income (expense), net..........................     (78,009)           101,779            (64,669)          (208,937)
                                                       ------------      -------------       ------------      -------------
Net loss............................................... (15,355,480)       (26,358,236)       (31,634,867)       (69,447,204)
  Other comprehensive income, unrealized holding
   gains on securities.................................     661,407             43,701            953,715             66,124
  Comprehensive loss...................................$(14,694,073)     $ (26,314,535)     $ (30,681,152)     $ (69,381,080)
                                                       ============      =============      =============      =============
Net loss per share:
  Net loss per share (basic and diluted)...............$      (1.11)     $      (1.06)      $       (2.31)     $       (3.92)
  Weighted average number of shares outstanding
   (basic and diluted).................................  13,869,405        24,775,455          13,667,608         17,696,792
                                                       ============      ============       =============      =============


                      The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)

                                                                                                    Deferred
                                        Common          Common                       Treasury      Compensation       Unearned
                                        Shares          Stock         Warrants        Stock         Obligation        Compensation
                                    -------------   -------------   ------------   ------------   --------------   --------------
Balance, December 31, 1998.........    13,924,135   $  27,486,554   $ 11,719,399   $   (501,674)  $      501,674   $     (150,150)
Common stock issued for:
 Initial public offering, net of
  offering costs...................     8,936,710     122,409,649             --             --               --               --
 401(k) match......................       123,151       1,260,548             --             --               --               --
 Business combinations.............       102,696       1,094,232             --             --               --               --
 Exercise of stock options.........        53,326         231,000             --             --               --               --
 Exercise of warrants..............     1,937,070      16,931,279     (4,111,237)            --               --               --
Preferred stock conversion.........     2,666,677      19,206,378             --             --               --               --
Compensation.......................       124,297       1,380,073             --             --               --           40,950
Shares repurchased.................      (37,500)          (4,500)            --             --               --               --
Distribution of deferred stock.....           --               --             --         52,199          (52,199)              --
Deferred stock compensation........           --               --             --       (649,337)         649,337               --
Warrants issued in connection with
 financing.........................           --               --      2,458,910             --               --               --
Other comprehensive income:
 Unrealized gain on securities.....           --               --             --             --               --               --
Net loss...........................           --               --             --             --               --               --
                                    ------------    -------------   ------------   ------------   --------------   --------------
Balance, September 30, 1999........   27,830,562    $ 189,995,213   $ 10,067,072   $ (1,098,812)  $    1,098,812   $     (109,200)

                                      Accumulated
                                        Other
                                     Comprehensive    Accumulated
                                       Income          Deficit        Total
                                    -------------   -------------   ------------

Balance, December 31, 1998.........            --   $ (60,404,688)   (21,348,885)
Common stock issued for:
 Initial public offering, net of
  offering costs...................            --              --    122,409,649
 401(k) match......................            --              --      1,260,548
 Business combinations.............            --              --      1,094,232
 Exercise of stock options.........            --              --        231,000
 Exercise of warrants..............            --              --     12,820,042
Preferred stock conversion.........            --              --     19,206,378
Compensation.......................            --              --      1,371,023
Shares repurchased.................            --              --         (4,500)
Distribution of deferred stock.....            --              --             --
Deferred stock compensation........            --              --             --
Warrants issued in connection with
 financing.........................            --              --      2,508,910
Other comprehensive income:
 Unrealized gain on securities.....        66,124              --         66,124
Net loss...........................            --     (69,447,204)   (69,447,204)
                                    -------------   -------------   ------------
Balance, September 30, 1999........ $      66,124   $(129,851,892)  $ 70,167,317
                                    =============   =============   ============

             The accompanying notes are an integral part of these
                       consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine months ended
                                                                         -------------------------------------------
                                                                            September 30,            September 30,
                                                                                1998                     1999
                                                                         --------------------      -----------------
                                                                                           (unaudited)
Cash flows from operating activities
 Net loss................................................................$        (31,634,867)     $     (69,447,204)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..........................................           4,599,367             11,842,179
  Amortization of deferred financing costs and accretion of debt discount           1,091,006              1,409,144
  Provision for uncollectible accounts...................................             755,862              1,338,625
  Stock compensation expense.............................................             620,178              1,421,023
  401(k) contributions through the issuance of common stock..............             297,079              1,260,548
  Loss on sale of investment.............................................                  --                220,500
 Change in working capital (net of acquisitions):
  Trade accounts receivable..............................................          (7,963,549)           (10,369,765)
  Inventory..............................................................          (3,468,655)            (2,542,612)
  Prepaid expenses and other current assets..............................          (1,106,065)            (4,957,088)
  Trade accounts payable.................................................           8,792,171             (3,409,271)
  Accrued compensation...................................................           2,751,370              2,349,843
  Accrued interest.......................................................          10,414,133              5,323,214
  Other accrued liabilities..............................................           1,042,958              1,213,998
  Deferred revenue and customer deposits.................................           1,531,602                754,282
                                                                         --------------------      -----------------
Net cash used in operating activities....................................         (12,277,410)           (63,592,584)
Cash flows from investing activities
 Additions of property, network and equipment............................          (9,113,322)           (11,837,062)
 Acquisitions, net of cash acquired......................................         (42,364,328)            (3,752,039)
 Short-term investments..................................................         (26,954,343)           (46,119,879)
 Restricted cash.........................................................         (60,771,852)             3,283,389
 Leases receivable.......................................................            (52,367 )            (3,195,294)
 Proceeds from sale of investment........................................                  --                154,500
 Other assets............................................................            (189,825)              (374,560)
                                                                         --------------------      -----------------
Net cash used in investing activities....................................        (139,446,037)           (61,840,945)
Cash flows from financing activities
 Proceeds from initial public offering, net of offering costs............                  --            122,409,649
 Proceeds from private placements, net of offering costs.................         152,922,348             19,206,378
 Proceeds from new borrowings, net of financing costs....................             109,206             12,999,572
 Payments on notes payable...............................................          (1,317,139)            (4,800,387)
 Payments on capital leases..............................................            (897,894)            (5,408,257)
 Proceeds from exercise of warrants and stock options....................             125,100             13,051,042
 Payments on notes payable...............................................           1,304,598                     --
 Repurchase of common shares.............................................                  --                 (4,500)
                                                                         --------------------      -----------------
Net cash provided by financing activities................................         152,246,219            157,453,497
                                                                         --------------------      -----------------
Net increase in cash and cash equivalents................................             522,772             32,019,968
Cash and cash equivalents at beginning of period.........................             667,344             25,597,461
                                                                         --------------------      -----------------
Cash and cash equivalents at end of period...............................$          1,190,116      $      57,617,429
                                                                         ====================      =================
Supplemental disclosure of other cash and non-cash investing and financing activities:
 Acquisition of property, network and equipment through the issuance of
capital leases and other financing facilities............................$          4,059,330      $      13,545,816
 Acquisition of property, network and equipment in accounts payable
waiting to be financed...................................................                  --              9,118,037

 Cash paid for interest..................................................             245,982             12,234,859

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

     Convergent Communications is a single-source provider of data and voice communications systems, services and solutions to small and medium sized businesses. We design, build, install, manage and monitor data and voice networks inside enterprises and provide external network services such as data transport, long distance, local service and Internet access. We offer these products and services on a stand-alone basis or as part of a bundled offering that can include owning an enterprise's internal data and voice networks. We are also installing an integrated data and voice switching platform in each of the markets in which we operate to efficiently handle our customers' traffic. As of September 30, 1999 seven of these intregated switching platforms had been installed. We provide the following products and services:

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

     Our business plan will continue to require a substantial amount of capital to fund our expansion of our existing and acquired markets. As we continue to expand our business, we will seek additional sources of financing to fund our development. We estimate that our existing funds at September 30, 1999 and our available borrowing and lease financing capacity will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

2. INTERIM FINANCIAL DATA:

     The consolidated balance sheet as of September 30, 1999, statement of shareholders' equity (deficit) for the nine months ended September 30, 1999 and the consolidated statements of operations and comprehensive loss, and cash flows for the three and nine months ended September 30, 1998 and 1999 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS:

     Kansas Communications, Inc. In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. ("KCI"). KCI was a telecommunications equipment provider and integrator. The purchase price consisted of $1.5 million in cash, $4.5 million in notes payable and 24,925 shares of our common stock, which, for purchase accounting purposes, were assigned a value of $10.00, and assumed liabilities of $2.4 million resulting in total consideration of $8.7 million. In April 1999, $1.5 million of the notes payable were paid with the proceeds from the sale of our Series A Convertible Preferred Stock. In July 1999 $2.0 million of the notes payable was repaid and the remaining balance was paid in November 1999.

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

     Choice Solutions, Inc. In June 1999 we entered into an agreement to purchase the majority of the assets and assume certain liabilities of Choice Solutions, Inc. ("CSI"). In addition, in June, we entered into a management agreement with CSI which gives us effective control of the operations of CSI. Our financial statements include the accounts and results of operations from the effective date of the management agreement. Subsequent to June 30, 1999 we completed the acquisition. CSI was a data network integration services provider based in Dallas, Texas. The purchase price consisted of $1,125,000 in cash. Up to an additional $225,000 in shares of our common stock may be issued if certain financial conditions are met.

     Network Technologies Group. In September 1999, we purchased the majority of the assets and assumed certain liabilities of Network Technologies Group ("NTG"). NTG was a data network integration services provider based in Miami, Florida. The purchase price consisted of $675,000 in cash and $475,000 in shares of our common stock. Up to an additional $500,000 in shares of our common stock may be issued if certain financial conditions are met.

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

Allocation of consideration given during the nine months ended September 30, 1999 to the acquired assets is as follows:

Purchase price:
     Cash paid.................................................................................   $    3,910,271
     Notes payable issued to former owner......................................................        4,490,000
     Common stock issued to the former owners..................................................        1,094,232
        Total purchase price...................................................................   $    9,494,503
                                                                                                  ==============
  Allocation of the purchase price to acquired assets and assumed liabilities:
     Cash......................................................................................   $      158,232
     Accounts receivable.......................................................................        2,806,061
     Inventory.................................................................................        3,687,128
     Prepaid expenses, deposits and other current assets.......................................          126,924
     Equipment.................................................................................          934,488
     Goodwill..................................................................................        6,808,871
     Liabilities and debt assumed..............................................................       (5,027,201)
                                                                                                  --------------
        Amounts allocated......................................................................   $    9,494,503
                                                                                                  ==============

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CREDIT FACILITIES:

     In June 1999, we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility are being used for working capital and other general corporate purposes. Interest accrues at the greater of 13.0% or LIBOR plus 6.0% with interest payments due monthly. The principal amount outstanding along with any accrued interest is due in June, 2002. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share, none of which had been exercised as of September 30, 1999. We have obtained waivers for non-compliance with certain financial covenants of this facility as of September 30, 1999. We have borrowed the full amount available under this facility.

     In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of September 30, 1999. The warrant has an exercise price of $15.00 per share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over three years beginning one year from the availability of each tranche.

5. SERIES A PREFERRED STOCK:

     In March 1999, we sold 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 958,333 shares of our common stock to various affiliates of the Sandler Capital Group for total consideration of $20.0 million. The Series A Convertible Preferred Stock automatically converted into 2,666,677 shares of common stock upon the completion of our initial public offering which closed on July 23, 1999. The proceeds from the sale, net of related offering costs, were $19.2 million. One of our directors, Michael Marocco, is a principal of several of the entities in Sandler Capital. Mr. Roland Casati, another director, also purchased shares of Series A Convertible Preferred Stock.

     We have 1,000,000 shares of preferred stock authorized, none of which were outstanding as of December 31, 1998 or September 30, 1999.

6. SHAREHOLDER'S EQUITY (DEFICIT):

     In July 1999, we completed an initial public offering of our common stock in which 9,660,000 shares, including 723,271 shares sold by selling shareholders, were sold at an offering price of $15.00 per share. We received proceeds from the offering of approximately $122.4 million, net of selling shareholders ($10.8 million), underwriting discount ($10.1 million), and offering expenses ($1.6 million).

     On July 20, 1999, we completed a one-for-two reverse split of our common stock. The accompanying consolidated financial statements and related disclosures have been restated for all periods presented to reflect the reverse stock split.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BUSINESS SEGMENTS:

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

                                                               Three Months Ended                         Nine Months Ended
                                                                 September 30,                              September 30,
                                                     ------------------------------------      ------------------------------------
                                                          1998                 1999                    1998                1999
                                                     ---------------      ---------------      ---------------      ---------------
Revenue:                                                                             (in thousands)
  Data services...................................   $           924      $         4,498      $         2,354      $         8,759
  Voice services..................................             9,155               11,990               11,204               37,941
  Enterprise Network Services.....................               646                1,078                1,396                2,849
  Data products...................................             5,899               10,797               15,750               27,365
  Voice products..................................             5,692               14,059                6,117               35,269
                                                     ---------------      ---------------      ---------------      ---------------
     Total revenue................................            22,316               42,422               36,821              112,183
                                                     ---------------      ---------------      ---------------      ---------------

Gross margin before depreciation:
  Data services...................................               615                2,993                1,367                5,297
  Voice services..................................             4,087                5,686                4,777               17,505
  Enterprise Network Services.....................               424                  885                  920                2,381
  Data products...................................               804                1,135                2,647                3,560
  Voice products..................................             1,669                4,746                1,823               12,007
                                                     ---------------      ---------------      ---------------      ---------------
     Total gross margin before depreciation.......             7,599               15,445               11,534               40,750
                                                     ---------------      ---------------      ---------------      ---------------

Reconciliation to net loss:
  Selling, general and administrative.............           (15,507)             (31,927)             (29,279)             (82,676)
  Depreciation and amortization...................            (2,646)              (4,872)              (4,599)             (11,842)

  Operating loss..................................           (10,554)             (21,355)             (22,344)             (53,768)
  Interest expense................................            (5,868)              (6,881)             (11,751)             (18,967)
  Interest income.................................             1,145                1,776                2,525                3,497
  Other income (expense), net.....................               (78)                 102                  (65)                (209)
                                                     ---------------      ---------------      ---------------      ---------------
     Net loss.....................................   $       (15,355)     $       (26,358)     $       (31,635)     $       (69,447)
                                                     ===============      ===============      ===============      ===============

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. NET LOSS PER SHARE:
     The net loss available to common shareholders and weighted average shares consists of the following:

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                   ----------------------------------    ------------------------------
                                                        1998              1999               1998             1999
                                                   ---------------    ---------------    -------------    -------------
                                                                                (in thousands)

 Net loss..........................................$       (15,355)   $       (26,358)   $     (31,635)   $     (69,447)
                                                   ===============    ===============    =============    =============
 Weighted average common shares used for basic and
  diluted earnings per share.......................         13,869             24,775           13,668           17,697
 Warrants..........................................             --                 --               --               --
 Stock options.....................................             --                 --               --               --
                                                   ---------------    ---------------    -------------    -------------
 Weighted average number of shares outstanding
  (basic and diluted)..............................         13,869             24,775           13,668           17,697
                                                   ===============    ===============    =============    =============

As of September 30, 1998 and 1999 a total of 8,017,532 and 9,301,023, options and warrants were outstanding which were not considered in the above calculations as their effect would have been anti-dilutive.

9. SUBSEQUENT EVENTS:

     Entre Business Technology Group. In October 1999, we acquired Video Enterprises Corporation, d/b/a Entre Business Technology Group ("EBTG"). EBTG was a data network integration services provider based in Atlanta, Georgia. The purchase price consisted of $2.0 in cash, $2.1 million in shares of our common stock, and assumed debt of approximately $2.6 million, resulting in total consideration of $6.7 million. An additional $700,000 in shares of our common stock may be issued if certain financial conditions are met.

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

Overview

     We are a rapidly growing national provider of single-source data and voice communications systems, services and solutions primarily to businesses with 25 to 500 employees. Inside our customers' premises we own communications networks and provide professional services, such as the design, installation, management and monitoring of those networks to our customers. Outside our customer' premises, we provide a full range of data and voice transport services. By operating networks, both inside and outside our customers' premises, and by offering a broad range of data and voice products and services, we enable small and medium sized businesses to use state-of-the-art communications solutions, including data and voice networks based on Internet Protocol, electronic commerce, the Internet and sophisticated communications systems. We offer each of our products and services on a stand-alone basis and also offer a bundled communications solution, which we call Enterprise Network Services, in which we design, install, own, manage and monitor the data and voice networks inside our customers' premises and provide communications services outside our customers' premises.

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

     In the last three years, we completed 16 strategic acquisitions, through which we have accelerated our growth into new markets and obtained employees who are experienced in the products and services we offer. Acquiring business in new markets that have been successful in either voice products and services or data products and services has given us the opportunity to cross-market all of our products and services, including Enterprise Network Services, to the existing customers of the businesses we acquire.

     We began offering Enterprise Network Services in December 1997 and have now entered into long-term Enterprise Network Service contracts with 47 customers. We expect these contracts will provide us with approximately $36.4 million in total revenue over their terms. Although these contracts may be canceled by the customer, exposing us to risks related to remarketing, cancellation requires payment of a fee designed to reimburse us for all or substantially all of our costs incurred in entering into the contract.

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

                                                    ---------------------------

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


                                                    ---------------------------

Enterprise Network Services
    Network Services
    long-term contracts (typically three to five                         .  all the costs associated with all the data and voice
    years) under which we own, manage and                                    products and services described in this table
    are responsible for all or a portion of the
    network inside our customers' premises
    Leasing Services
    long-term leases for sales of data and voice products                .  initial direct costs associated with providing lease
                                                                             financing


                                                    ---------------------------


    Data Products
    sale and installation of network                                     .  cost of data network equipment
    equipment                                                            .  costs of installation, including technician
                                                                             compensation and benefits.


                                                    ---------------------------

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



                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Selling, general and administrative expenses have increased significantly and will continue to increase as we recruit additional management and support personnel necessary for continued growth. However, we expect these expenses to continue to decline as a percentage of our revenue as we expand our customer base and begin selling additional products and services in each of our markets.

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

     Depreciation and amortization expense includes depreciation of property, network and equipment (over two to five years), including our assets located inside our customers' premises provided under Enterprise Network Services contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that result from business acquisitions. We had $49.1 million of goodwill, net of amortization, on September 30, 1999. Depreciation and amortization will increase as we install additional ePOP switching platforms and expand our Enterprise Network Services business and as a result of increased amortization of intangibles expected to result from future acquisitions.

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

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                            ----------------------------------     ---------------------------------------
                                                1998                1999                 1998                  1999
                                            --------------     ---------------     ----------------      -----------------
                                                                        (dollars in thousands)
Revenue:
  Data services...........................  $   924      4%    $ 4,498      11%    $ 2,354        6%     $  8,759        8%
  Voice services..........................    9,155     41      11,990      28      11,204       30        37,941       34
  Enterprise Network Services.............      646      3       1,078       3       1,396        4         2,849        3
  Data products...........................    5,899     26      10,797      25      15,750       43        27,365       24
  Voice products..........................    5,692     26      14,059      33       6,117       17        35,269       31
     Total revenue........................  $22,316    100%    $42,422     100%    $36,821      100%     $112,183      100%
                                            -------    ---     -------     ---     -------      ---      --------      ---
Cost of sales excluding depreciation:
  Data services...........................  $   309     33%    $ 1,505      33%    $   987       42%     $  3,462       40%
  Voice services..........................    5,068     55       6,304      52       6,427       57        20,437       54
  Enterprise Network Services.............      222     34         193      18         476       34           468       16
  Data products...........................    5,095     86       9,662      89      13,103       83        23,805       87
  Voice products..........................    4,023     71       9,313      66       4,294       70        23,262       66
     Total cost of sales excluding
      depreciation                          $14,717     66%    $26,977      64%    $25,287       69%     $ 71,434       64%
                                            -------            -------             -------               --------
Gross margin before depreciation:
  Data services...........................  $   615     67%    $ 2,993      67%    $ 1,367       58%     $  5,297       60%
  Voice services..........................    4,087     45       5,686      48       4,777       43        17,505       46
  Enterprise Network Services.............      424     66         885      82         920       66         2,381       84
  Data products...........................      804     14       1,135      11       2,647       17         3,560       13
  Voice products..........................    1,669     29       4,746      34       1,823       30        12,007       34
                                            -------            -------             -------               --------
     Total gross margin before
      depreciation........................  $ 7,599     34%    $15,445      36%    $11,534       31%     $ 40,750       36%
                                            =======            =======             =======               ========

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

Summary Quarterly Financial Data

     The table below presents unaudited quarterly statement of operations data for each of the nine quarters through September 30, 1999. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements contained in our 1998 Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                     1997                             1998
                                             --------------------  ---------------------------------------------
                                                3rd        4th        1st        2nd         3rd         4th
                                             ---------  ---------  ---------  ----------  ----------  ----------
                                                                      (in thousands)
Operating Statement Data:
 Revenue...................................   $ 3,144    $ 4,448    $ 6,523    $  7,982    $ 22,316    $ 24,779
 Cost of sales excluding depreciation......     2,209      3,423      4,798       5,772      14,717      18,416
 Selling, general and administrative.......     3,052      4,769      6,062       7,710      15,507      18,583
 Depreciation and amortization.............       296        701        762       1,191       2,646       2,894
                                              -------    -------    -------    --------    --------    --------
 Operating loss............................    (2,413)    (4,445)    (5,099)     (6,691)    (10,554)    (15,114)
Net loss...................................   $(2,817)   $(4,166)   $(5,111)   $(11,169)   $(15,355)   $(18,941)
                                              =======    =======    =======    ========    ========    ========
EBITDA (1).................................   $(2,117)   $(3,744)   $(4,337)   $ (5,500)   $ (7,908)   $(12,220)
                                              =======    =======    =======    ========    ========    ========

                                                            1999
                                             ----------------------------------
                                                1st         2nd         3rd
                                             ---------   ----------  ----------
                                                       (in thousands)
Operating Statement Data:
 Revenue...................................   $ 31,709    $ 38,053    $ 42,422
 Cost of sales excluding depreciation......     20,743      23,714      26,977
 Selling, general and administrative.......     23,337      27,411      31,927
 Depreciation and amortization.............      2,863       4,107       4,872
                                              --------    --------    --------
 Operating loss............................    (15,234)    (17,179)    (21,355)
Net loss...................................   $(20,129)   $(22,960)   $(26,358)
                                              ========    ========    ========
EBITDA (1).................................   $(12,372)   $(13,071)   $(16,483)
                                              ========    ========    ========

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

     We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with the increases in revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization increased in each quarter through December 31, 1998 and again in the second and third quarters of 1999. The increases in depreciation are due to the purchase of property, network and equipment both inside and outside our customers' premises associated with our expansion from one to 35 markets since inception, and due to the deployment of our multi-service data and voice switching platform in seven markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 16 acquisitions through September 30, 1999. We have also experienced increasing operating and net losses every quarter. However, net loss has declined as a percentage of revenue from 90% for the third quarter of 1997 to 62% of revenue for the third quarter of 1999.

Results of Operations

     Revenue for the third quarter of 1999 was $20.1 million greater than revenue for the third quarter of 1998 and revenue for the nine months ended September 30, 1999 was $75.4 million greater than revenue for the nine months ended September 30, 1998. The increase in revenue was primarily due to the addition of 24 new markets as result of an acquisition during the third quarter of 1998 and an additional three new markets and the expansion of new and existing markets through four acquisitions between September 30, 1998 to September 30, 1999. The increase in revenue was also largely due to our growing operations and sales staff having pursued the cross selling opportunities presented in new markets. Our most significant acquisition was the acquisition of the assets of Tie Communications, which occurred in the third quarter of 1998. The Tie acquisition contributed to the sizable increase in voice services revenue and voice product revenue. The increase in data products was primarily a result of the development and growth of existing markets and a result of the expansion of data services markets from eight at September 30, 1998 to 13 at September 30, 1999. As a result of the Tie acquisition, and our continued strategy to increase our service offerings, our overall revenue mix shifted from

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

approximately 41% in services for the nine months ended September 30, 1998, to 44% for the nine months ended September 30, 1999. A significant factor in our strategy to increase services is through our Enterprise Network Services offering. As of September 30, 1999 we had 47 customers, representing $36.4 million in revenue over the terms of their contracts compared to 16 customers and $13.8 million in contract term revenue as of September 30, 1998.

     Cost of sales excluding depreciation increased $12.2 million from the third quarter of 1998 to the third quarter of 1999 and increased $46.1 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, while declining as a percentage of total revenue from 69% for the nine months ended September 30, 1998 to 64% for the nine months and quarter ended September 30, 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of sales excluding depreciation for both products and services. Cost of product sales excluding depreciation declined as a percentage of product revenue, from 79% for the third quarter of 1998 to 76% for the third quarter of 1999 and from 80% for the first nine months of 1998 to 75% for the first nine months of 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice products which have a lower related cost of sales excluding depreciation than data products. Cost of service sales excluding depreciation as a percentage of service revenue, decreased from 52% for the third quarter of 1998 to 46% for the third quarter of 1999 and 49% for the first nine months of 1999. The decrease in cost of service sales excluding depreciation as a percentage of service revenue was primarily due to an increase in our offering of professional services such as network and web, design, maintenance and monitoring and Enterprise Network Services which have a lower related cost.

     Selling, general and administrative expenses increased $16.4 million from the third quarter of 1998 to the third quarter of 1999 and increased $53.3 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. This increase in selling, general and administrative expenses is largely due to continued growth of the support services organization required to support expanding field operations, which accounted for approximately $12.5 million or 39% of total selling, general and administrative expenses for the three months ended September 30, 1999 and $34.2 million or 41% of total selling, general and administrative expenses for the nine months ended September 30, 1999. However, selling, general and administrative expenses declined as a percentage of revenue from 80% for the first nine months of 1998 to 74% for the first nine months of 1999. We expect selling, general and administrative expenses to decrease as a percentage of revenue as we expand our customer base and begin selling additional products and services in each of our markets.

     The increases in selling, general and administrative described above were primarily a result of:
     -     the addition and expansion of new and existing markets;
     -     the completion of four acquisitions;
     - an increase from 777 employees at September 30, 1998 to 1,380 at September 30, 1999.

     Depreciation and amortization expense increased approximately $2.2 million from the third quarter of 1998 to the third quarter of 1999 and increased $7.2 million from the first nine months of 1998 to the first nine months of 1999. These increases are a direct result of increases of $42.2 million in property, network and equipment. In addition, goodwill increased $10.7 million as a result of the acquisitions completed between September 30, 1998 and September 30, 1999 and other intangible assets increased $3.2 million. As of September 30, 1999 we had $49.1 million in goodwill, net of amortization, which is being amortized over ten years. The increase in property, network and equipment is largely due to:

     -     the addition and expansion of new and existing markets;
     - the development and deployment of seven of our multi-functional, integrated data and voice switching platforms;
     -     continued development of our operational support system;
     - the increase in assets managed under Enterprise Network Services contracts; and
     - office equipment and furniture related to the growth of our support services organization.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Interest expense increased by approximately $1.0 million from the third quarter of 1998 to the third quarter of 1999 and increased $7.2 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. The increase for the nine month periods is primarily a result of a full nine months of interest expense in 1999 compared to six months of interest in 1998 on $160.0 million in principal amount of our 13% Senior Notes issued in April 1998. The increase is also a result of assumed indebtedness from acquisitions, increased indebtedness under our equipment financing facilities with Comdisco and Sun Financial Group, Inc. for property, network and equipment purchased for our networks both inside and outside our customers' premises and also as a result of indebtedness under the Goldman Sachs Credit Partners L.P. senior secured credit facility.

     Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including equipment purchased for installation at our customers' offices in connection with the provision of Enterprise Network Services and equipment purchased under our $103.5 million equipment facility with Cisco Systems Capital Corporation.

     Interest income decreased approximately $631,000 from the third quarter of 1998 to the third quarter of 1999 and increased $972,000 from the nine months ended June 30, 1998 to the nine months ended September 30, 1999. The decline in interest income for the third quarter comparison is a result of the decline in cash, cash equivalents, short-term investments and restricted cash due to our continued use of the proceeds from the offering of the 13% Senior Notes for working capital requirements, capital expenditures, acquisitions and debt payments. The increases in interest income are due to earnings on the remaining proceeds from the $160.0 million in principal amount of our 13% Senior Notes issued in April 1998, proceeds from the sale of convertible preferred stock in March 1999, the $10.0 million credit facility entered into in June 1999 and net proceeds of approximately $122.4 million from the initial public offering in July, 1999.

     Other income (expense), net which consists of miscellaneous other non-operating types of income and expenses, changed from net other expense of approximately $78,000 for the third quarter of 1998 to net other income of approximately $102,000 for the third quarter of 1999 and increased from net other expense of approximately $65,000 for the nine months ended September 30, 1998 to net other expense of approximately $209,000 for the nine months ended September 30, 1999. The increase in expense is primarily due to a loss recognized on the termination of a stock purchase agreement and sale of an investment.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

Liquidity and Capital Resources

     Since inception, in addition to borrowing under our credit facilities, we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts and other expenses associated with the offering.

Securities Sold                                                                    Gross Proceeds     Net Proceeds
---------------                                                                    --------------     ------------
Initial sale of 3,750,000 shares of common stock to founders (April through
 October 1996)...................................................................   $    450,000       $    450,000
3,500,000 shares of common stock and 1,750,000 warrants (December 1996
 through February 1997)                                                                7,000,000          6,295,794
3,410,000 shares of common stock and 1,705,000 warrants (October through
 November 1997)..................................................................     17,050,000         15,339,787
13% Senior Notes and 864,000 warrants (April 1998)...............................    160,000,000        152,377,955
Sale of 800,000 shares of Series A Convertible Preferred Stock and 958,333
 warrants (March 1999)...........................................................     20,000,000         19,206,378
Initial Public Offering of 8,936,729 shares of common stock, net of selling
 shareholders shares (July 1999).................................................    134,050,935        122,409,646
                                                                                    ------------       ------------
     Total funds raised..........................................................   $338,550,935       $316,079,560
                                                                                    ============       ============

     Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions and operating losses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses. As a result, we expect to incur net losses for at least the next 27 months. However, if our customer base grows and we are successful in offering all of our data services and products, we believe revenue will increase in a larger proportion to operating expenses.

     As of September 30, 1999, we had current assets of $174.0 million, including cash and cash equivalents of $57.6 million, short-term investments of $46.1 million and restricted cash of $20.8 million, and working capital of $106.1 million. In addition, we also had $27.3 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for capital investments, acquisitions and operations of the business.

     Cash Flows From Operating Activities: Operating activities used cash of approximately $63.6 million during the nine months ended September 30, 1999 and $12.3 million during the nine months ended 1998. The majority of this increase was due to a net loss of $69.4 million and a combined increase in trade accounts receivable, inventory and prepaid and other current assets of approximately $17.9 million and a $3.4 million decrease in accounts payable, which were partially offset by non-cash expenses including depreciation and amortization, stock compensation and amortization of financing costs aggregating $17.4 million and a net increase in current liabilities including accrued liabilities and deferred revenue of $6.2 million. Cash used in operating activities for the first nine months of 1998 was primarily due to our net loss of $31.6 million and a combined increase in current assets including trade accounts receivable and inventory of $12.5 million, partially offset by an increase in accrued interest of $10.4 million, increases to current liabilities of $14.1 million and non-cash expenses aggregating 7.4 million.

     Cash Flows From Investing Activities: Investing activities used cash of $61.8 million during the nine months ended September 30, 1999 and $139.4 million during the nine months ended September 30, 1998. Cash used in investing activities during the first nine months of 1999 primarily consisted of short-term investments of $46.1 million, capital expenditures of $11.8 million, business combinations of $3.8 million and investment in leases of $3.2 million. These

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

investing outflows were partially offset by a change in restricted cash of $3.3 million. An additional $22.7 million of capital expenditures have been or are waiting to be financed under our financing facilities. The large amount of cash used in investing activities during the first nine months of 1998 was a result of the investment of the proceeds from the $160.0 million Senior Notes, $27.0 million of which was invested in short-term investments, pending their use in our business and $56.8 million was invested and is classified as restricted cash pending its use for interest payments on the Senior Notes, two of which had been made as of September 30, 1999. In addition, $9.6 million was classified as restricted cash as a result of the issuance of letters of credit, $9.1 million was used for capital expenditures and approximately $42.4 million was used for business combinations, primarily the acquisition of the majority of the assets of Tie Communications, Inc.

     Not reflected in investing activities is the acquisition of Entre Business Technology Group (EBTG) in October 1999. EBTG was a provider of data network integration services based in Atlanta, Georgia. The purchase price consisted of $2.0 million in cash, $2.1 million in shares of our common stock and $2.6 million in assumed debt. Additional shares may be issued if certain financial objectives are met.

     Cash Flows From Financing Activities: Financing activities provided cash of approximately $157.5 million during the first nine months of 1999 and approximately $152.2 million during the first nine months of 1998. Cash provided by financing activities during 1999 consisted of approximately $122.4 million in net proceeds from our initial public offering, $19.2 million in net proceeds from the sale of our convertible preferred stock, $9.5 million in net proceeds from borrowing under the senior secured credit facility and $13.1 million in new proceeds from the exercise of options and warrants, which was partially offset by approximately $10.2 million in payments on long-term borrowings. Cash provided by financing activities during the first nine months of 1998 consisted of $152.9 million in net proceeds from the sale of the $160.0 million Senior Notes, net of $1.3 million in payments on long-term notes payable and capital leases.

     In November 1997, we entered into an agreement with Comdisco, Inc. through which we can receive up to $50.0 million of equipment lease financing. At September 30, 1999, $30.0 million was available to us under this facility of which a total of approximately $14.8 million had been utilized. This facility will expire on June 30, 2000. The remaining $20.0 million will become available upon the satisfaction of additional conditions.

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

     In March 1999, we sold to affiliates of Sandler Capital 800,000 shares of Series A Convertible Preferred Stock and warrants to purchase 958,333 shares of our common stock, for total consideration of $20.0 million. The warrants have an exercise price of $15.00 per share and are exercisable for five years. The proceeds from the sale, net of related offering costs, were approximately $19.2 million.

     In June 1999,we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility are being used for working capital and other general corporate purposes. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share. We have borrowed the full amount under this facility.

     In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(Continued)

received a warrant to purchase 575,000 shares of our common stock. The warrant has an exercise price of $15.00 per share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over the three years beginning one year from the availability of each tranche. As of September 30, 1999 nothing had been borrowed under this facilty.

     In July 1999 we completed an initial public offering of our common stock in which 9,660,000 shares, including 723,271 shares sold by selling shareholders, were sold at an offering price of $15.00 per share. We received proceeds from the offering of approximately $122.4 million, net of selling shareholders proceeds ($10.8 million), underwriting discount ($10.1 million), and offering expenses ($1.6 million).

     In addition, we have a financing agreement with Sun Financial Group, Inc. a subsidiary of GATX Capital Corporation, that was used to finance our internal capital needs under which $4.8 million was outstanding on September 30, 1999. We also have an agreement with GE Capital Fleet Services for financing purchases of company vehicles, $1.2 million was outstanding under this facility as of September 30, 1999.

     Future Capital Requirements. We have significant debt in relation to our equity. At September 30, 1999, we had $190.4 million in debt and $70.2 million in shareholders' equity, which includes paid-in capital of $200.1 million. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing and acquired markets. Our business plan includes the following:

     - continued deployment of our multi-functional converged data and voice switching platform in all of our markets and leasing of our IP/ATM network connecting our switches;
     - funding the purchase, installation and ownership of our Enterprise Network Services customers' networks (which includes providing our customers with all necessary hardware, software, transmission facilities and management maintenance and monitoring);
     -    continuing to develop customer care and sales organizations;
     -    continuing to develop our operational support system; and
     -    funding operating losses and debt service requirements.

     In addition, we will continue to evaluate acquisitions and investments. Completing additional acquisitions and investments could require us to spend a portion of our cash, and compel us to raise additional capital, sooner.

     We estimate that our existing funds at September 30, 1999, our available borrowing and lease financing will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

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

     State of Readiness. We have created a task force (consisting of representatives from our information technology, product management, sales and marketing, finance and legal departments) that evaluates our internal and external systems as they relate to year 2000 issues. We have reviewed our critical internal systems, including our systems for customer billing, customer service and financial reporting. We have obtained year 2000 readiness certifications from most manufacturers and suppliers of our internal systems. Any internal systems which were identified as having a potential problem have already been replaced or modified. We have taken all steps that we believe are necessary to ensure that our internal systems are year 2000 ready.

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

     Costs. We have not incurred any significant costs in identifying year 2000 issues other than the opportunity cost of the time spent by our personnel. We do not anticipate any significant further costs in identifying year 2000 issues. Programming costs associated with conforming non-ready systems were approximately $300,000. We have prepared contingency plans, including manual order entry procedures and identification of potential software modifications, in the event that there are any unforeseen problems. Costs associated with our contingency plans could include the hiring of additional personnel to process orders and implement software modifications. The exact amount of the costs associated with our contingency plans cannot be determined at this time as a result of not knowing the number of additional personnel that may need to be hired.

     Risks of Year 2000 Issues. Based on our assessments to date, we have taken all steps that we believe are necessary to ensure that we will not experience any material disruption in internal systems or information processing as a result of year 2000 issues. However, almost all of our systems and products relating to our internal and external systems and products are manufactured or supplied by third parties which are outside of our control. Although we have taken steps that we believe should have identiied potential year 2000 issues, if some or all of our internal or external systems and products fail, or if any critical systems are overlooked or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations. In addition, if a critical provider of services, such as those providers supplying electricity, water or other services, or a vendor or manufacturer supplying products sold to our customers, experiences difficulties resulting in disruption of services to us or the sale of malfunctioning products to our customers, there could be a material adverse effect on our business. Potential risks include

     . the disruption of utility services resulting in a closure of the affected facility for the duration of the disruption;
     .     the disruption of data or voice services we provide to our customers;
     . the inability to process customer billing accurately or in a timely manner;
     . the inability to provide accurate financial reporting to management, auditors, investors and others;
     . litigation costs associated with potential suits from customers and investors; and
     . delays in implementing other projects as a result of work by internal personnel on year 2000 issues.

                                    Part II

Item 1. Legal Proceedings

     We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(c)    Securities sold:


                         Underwriters            Number of    Common Stock
                         or Class of             Shares of      Warrants/       Other                                  Exemption
Date                      Purchasers           Common Stock      Options     Securities     Consideration               Claimed
----                      ----------           ------------      -------     ----------     -------------               -------
May 19, 1999 to        Employee options            16,826                                    $   102,000                  Rule 701
 September 30, 1999    exercised                                                                                       and Section
                                                                                                                              4(2)

June 26, 1999 to       Warrants exercised       1,253,583                                    $ 7,598,206              Section 4(2)
 September 30, 1999

July 19, 1999          Preferred share          2,666,677                                    $20,000,000              Section 4(2)
                       conversion                                                            originally paid for
                                                                                             preferred shares

September 23, 1999     Sellers in an               40,771                                    Substantially all        Section 4(2)
                       acquisition                                                           of the assets of the
                                                                                             target company

(d)  Use of proceeds from initial public offering:

     Pursuant to our initial public offering of our common stock we issued 8,936,729 shares, excluding 723,271 shares sold by selling shareholders, on July 19, 1999. The offering closed on July 23, 1999. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-78483) which was declared effective on July 19, 1999. The public offering was underwritten by a syndicate of underwriters led by Goldman Sachs & Co., J.P. Morgan & Co., Warburg Dillon Read LLC and William Blair & Company. After deducting discounts and commisions of $10.1 million and expenses of $1.6 million, we received net proceeds of $122.4 million.

Through September 30, 1999 the proceeds have been applied as follows:

               Capital expenditures                                            $10,536,148
               Payments on long-term notes payable and capital leases            5,093,453
               Cash consideration in business combinations                       1,700,206
                                                                               -----------
                                                                               $17,329,807
                                                                               ===========

The balance of the proceeds has been used for working capital purposes or temporarily invested in short-term investments until used to meet anticipated cash needs. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers or to persons owning 10 percent or more of any class of our equity securities or of our affiliates.

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         27  Financial Data Schedule

     (b) Reports on Form 8-K
         August 18, 1999 - Resignation of Chief Financial Officer

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Convergent Communications, Inc.


Date: November 10, 1999
                                  By:            /s/ John R. Evans
                                     ----------------------------------------
                                                   John R. Evans
                                       Chairman and Chief Executive Officer


Date: November 10, 1999
                                  By:            /s/ Keith V. Burge
                                     ----------------------------------------
                                                   Keith V. Burge
                                      President and Chief Operating Officer


Date: November 10, 1999
                                  By:            /s/ Craig A. Dais
                                     ----------------------------------------
                                                   Craig A. Dais
                                              Chief Accounting Officer