Form 10-K405
period 1999-12-31
CONVERGENT COMMUNICATIONS INC /CO
filed 2000-03-30
CIK 1046558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                           ________________________

                                   FORM 10-K
(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ________


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

     Title of Each Class              Name of each exchange on which registered
        Common Stock                            Nasdaq National Market

          Securities registered pursuant to section 12(g) of the Act:
                                Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ______
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 20, 2000, 28,932,281 shares of the registrant's Common Stock were outstanding. On March 20, 2000, the aggregate market value of our common stock held by non-affiliates was approximately $314.6 million, based on a price per share of common stock of 10.875.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

                               TABLE OF CONTENTS

PART I
Item 1. Business......................................................................................     1
Item 2. Properties....................................................................................    12
Item 3. Legal Proceedings.............................................................................    12
Item 4. Submission of Matters to a Vote of Security Holders...........................................    12

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.........................    13
Item 6. Selected Financial Data.......................................................................    15
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation..........    17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................................    27
Item 8. Financial Statements and Supplementary Data...................................................    28
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........    50

PART III
Item 10. Directors and Executive Officers of the Registrant...........................................    50
Item 11. Executive Compensation.......................................................................    50
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................    50
Item 13. Certain Relationships and Related Transactions...............................................    50

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    51

Note Concerning Forward-Looking Information

   Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we have not accurately predicted or over which we have no control. These events may include future operating results and potential competition, among other things. Cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, operating results and financial condition.

                                    PART I

Item 1.   Business

Introduction

     We are a rapidly growing national provider of e-Sourcing solutions primarily to businesses with 25 to 500 employees. "e-Sourcing" is the management of communications solutions that allow businesses to leverage technology, systems and networking resources -including broadband Internet Protocal based applications- without having to "own" or internally build and manage those resources. Inside our customers' premises we own communications networks and provide professional services, such as the design, installation, management and monitoring of those networks. Outside our customers' premises, we provide a full range of data and voice transport services. By operating networks both inside and outside our customers' premises, and by offering a broad range of Internet, data and voice systems and services, we provide small and medium sized businesses with state-of-the-art communications solutions, including data and voice networks based on broadband Internet Protocol, electronic commerce, connections to the Internet and sophisticated communications systems.

                               Internet Protocol
                               -----------------

Internet Protocol or IP is a standard industry method of identifying, tracking and reassembling packets of information transferred over multiple communications networks, including the Internet.

     We offer each of our systems and services on a stand alone basis or as a bundled communications solution under long-term service agreements in which we may own all or a portion of the inside network, provide professional services inside our customers' premises, supply data network services outside their premises and provide equipment financing where the customer chooses to own their inside network. The comprehensive solution, which we call Enterprise Managed Services, reduces our customers' capital needs, technical staffing requirements and risks associated with evolving communications technologies.

     We are deploying Cisco Systems, Inc.'s multi-service data and voice switch in each of the 35 metropolitan areas in which we currently operate and will also deploy them in additional markets we expect to enter. These next-generation switches will enable us to route our customers' external communications traffic more efficiently and with lower capital outlay than with traditional switches.

Over the last three years, we have:

     .    rapidly established a nationwide presence in 35 metropolitan markets;

     . grown our customer base and provided our systems and services to more than 33,000 customers in the last two years either directly or through businesses we have acquired;

     . increased sales to $160.0 million in 1999 from $61.6 million in 1998 and $10.2 in 1997;

     .    raised $338.6 million in debt and equity offerings;

     . completed 18 acquisitions, expanding our market presence, technicians and capabilities to deliver our comprehensive service offerings;

     . designed and implemented an IP/ATM network that will connect our multi-service, data and voice switching platforms and carry our customers' traffic using ATM technology;

                                      ATM
                                      ---

Asynchronous Transfer Mode (or ATM) is a high-speed technology used to transport information in packets. ATM packets are fixed in size and allow the transport of size-intensive and time-sensitive applications, such as video and voice, quickly and efficiently.

     . our employee base to more than 1,500, including an experienced sales team of 375, technical staff of 558 and customer care support staff of 180;

     . devoted significant resources to the development, testing and implementation of our operational support system; and

     . developed, tested and implemented our national network operations center.

Our Solutions

     We offer comprehensive communications solutions--ones that have traditionally been readily available only to large enterprises--to small and medium sized businesses. The combination of our focus on this market and our national scale enables us to design sophisticated data and voice systems and solutions tailored to these small and medium sized businesses.

     Our services utilize the data and voice networks, inside and outside of our customers' enterprises.

     . Inside our customers' enterprises we own networks and design, install, manage, maintain and monitor these networks (local area networks, wide area networks, computers, private branch exchanges, key systems, handsets, etc.) under long-term service agreements for which the customer pays a flat monthly fee. The IP-based integrated data and voice network solutions that we provide (including eCommerce, web application development and web hosting), and which we expect will become a larger portion of our business, can significantly reduce overall network administration and capital costs for our customers.

     . Outside our customers' enterprises, we provide next generation data centric networks that connect the internal network to the Internet using broadband transport technology. As we continue to build our IP/ATM network, we will migrate many of these services to our own network.

                            [DIAGRAM APPEARS HERE]

     With our premiere offering, Enterprise Managed Services, our most comprehensive eSourcing solution, we become an outsourcing partner to our clients by taking ownership and full responsibility for planning, installing, provisioning and maintaining their communications systems and networks, including their critical eBusiness integration projects. We offer this service, in addition to owning all or a portion of the data and voice communications systems inside our customers' enterprises, for a flat, monthly, per user fee under a long-term contract. Using these inside networks in conjunction with our comprehensive next generation IP/ATM networks, we lower our customers' costs by reducing network outages and providing faster Internet access which allows them to use their applications more efficiently. This offering can also reduce their capital expenditures, technical staffing requirements and risks associated with quickly evolving communications technologies.

Our Business Strategy

     Our business strategy is designed to generate a broad source of stable and recurring revenue. In implementing this strategy, we will:

          Target Small and Medium Sized Businesses. The small and medium sized business market has historically been underserved by national systems integrators, outsourcers, data technology companies and telecommunications providers, even though many small and medium sized businesses demand high-performance communications solutions. Because we are focused on this market, we have developed systems, services and solutions that are well suited for the financial resources, growth characteristics, technological sophistication and other needs of small and medium sized businesses.

          Provide Sophisticated, One-Stop, Integrated Communications Solutions. Most small and medium sized businesses do not have the internal capability or capital required to deploy, fully utilize and effectively manage evolving data and voice systems. We are increasingly able to respond to substantially all of our customers' communications needs and can offer equipment leasing and maintenance contracts. This comprehensive approach is designed to reduce the complexity and expense of owning and operating communications networks for our customers. Our solutions are designed to facilitate the migration of traditional communications systems to integrated IP-based data and voice networks.

          Own the Communications Network Inside Our Customers' Enterprises. Through our Enterprise Managed Services, we seek to own the data and voice networks inside our customers' premises and provide these networks to our customers along with management, maintenance and monitoring services under long-term service agreements. This approach is designed to:

     . allow our customers to focus on their core business and outsource their communications needs;

     .    capture a large portion of our customers' communications spending;

     .    minimize customer turnover;

     .    generate high-margin revenue; and

     . enhance our opportunities to sell additional systems and service upgrades to existing customers.

          Focus on Solutions-Based Selling. We market our systems and services, such as Enterprise Managed Services, as solutions to business problems rather than as stand-alone products. We do so by marketing to the senior management and principals of our potential customers, providing them with an analysis of the benefits of our comprehensive solutions. In the process we become the single source provider (e-Sourcer) to these customers under long-term service contracts.

          Provide Preeminent, Local Customer Care. We strive to provide best-in-care service by offering our customers immediate and around-the-clock access to our customer care staff. Our 180 customer care specialists are trained in all aspects of the systems, services and solutions offered in their market.

Our Systems and Services

     As a single-source provider of a wide array of communications systems, services and solutions we have identified three core areas of expertise from which these solutions are produced and supported. These areas, segmented by our Strategic Management Units (SMUs), include eBusiness Solutions, Enterprise Services and Enterprise Systems.


     eBusiness Solutions

     Our eBusiness capabilities allow growing enterprises to capitalize on the power of the Internet to reach and support their customers. Managed through five national eBusiness solution centers in Portland, Denver, Chicago, Atlanta and San Francisco, services offered are as follows:

     . Application Service Provider ("ASP") Services. We offer ASP Services, which are custom-tailored service offerings for growing enterprises seeking rapid delivery of cost-effective, high value-added, comprehensive solutions for their eBusiness initiatives. ASP Services consist of eCommerce applications, e-procurement, and other electronic Customer Relationship Management (eCRM) applications. These services transform the methods by which organizations connect buyers and sellers and process transactions, as well as customize and sell their systems and services.

     . Strategic Web Development. We specialize in creating dynamic Web sites that perform beyond that of a "static" home page, incorporating features such as database integration, multimedia streaming and one-to-one marketing capabilities. In cases in which a business has an existing Web site, we provide enhancements that increase its functionality and performance. In either case, we help make the Internet presence an even more valuable part of their business.

     . eCommerce. Our eBusiness Solutions Group uses creativity and digital technology to transform the way organizations connect buyers and sellers, process payments and customize and sell systems and services. We develop and implement custom eCommerce solutions to help clients generate new and additional sources of revenue, streamline business processes, extend marketing efforts and maximize efficiency. We also integrate those eCommerce solutions with our clients' existing database and back-office systems.

     . Intranet Development. Our custom intranet solutions turn simple Web sites running on a corporate network into a strategy for information distribution across our client's company and the world. We implement dynamic and manageable intranets that streamline business processes, and maximize efficiency.

     . Extranet Development. We extend the use of our clients' intranet to enable selected suppliers, distributors, and customers to communicate through a business-to-business extranet. We build and implement applications that allow selected users access to private data and applications via the World Wide Web. By applying an extranet application to business processes, we enhance marketing efforts and maximize efficiency.

     . Custom Web Hosting. We offer three types of hosting environments: shared, dedicated and co-located. Our hosting solutions are customized on multiple platforms to meet our clients' online requirements and to ensure that the final online product is reliable. We have the facilities and manpower to ensure the connectivity, redundancy and security of our customers' online business objectives.

     . e-WebBuilder. We offer e-WebBuilder, which allows businesses to realize the promise of online technology today, without having to divert funds from their operating budget to buy expensive equipment, or hire and retain the networking staff needed to design and maintain web-based programs. With e-WebBuilder Express, customers develop the information about their company that they want to place online. Then, choosing from more than 100 professionally designed templates, they select a look for the site that best reflects the image of their company. Our Catalog option adds the benefits of e-commerce by allowing customers to display products and services in an online catalog.


     Enterprise Services

     Our Enterprise Services SMU is focused on the support of both inside and outside premises services and solutions, including:

 .    Enterprise Managed Services (EMS). We provide Enterprise Managed Services solutions under long-term service agreements for a flat, monthly, per user fee. We believe the EMS offering to be particularly attractive to our small and medium sized business customers because it:

     . provides them with a broadband network platform with highspeed connectivity to the Internet;

     . reduces their costs of long-term ownership while increasing their business effectiveness;

     . reduces their risks and burdens associated with owning, operating and maintaining data and voice networks;

     . replaces costly and unpredictable capital outlays with stable and predictible monthly expenses; and

     . reduces their need to employ costly and difficult-to-recruit information technology personnel.

     Other services we offer in conjunction with EMS are as follows:

     - EMS Connect. EMS Connect is a bundled solution delivering our most popular network services in a pre-designed format including DSL, dedicated long distance and frame relay service.

     - EMS Telephony. EMS Telephony is a complete service offering of voice communications systems tailored to meet the needs of small and medium sized businesses.

     - EMS Office. EMS Office is an offering that includes packaged voice and data desktop configurations, internet access, LAN and telephony servers offered at a flat rate based on the number of desktops.

     In addition, for customers that choose to own their internal network, we provide leasing options to facilitate the purchase of their data and voice systems. We use our existing credit arrangements, or obtain new credit facilities, to provide lease alternatives to our customers. We believe that these services enhance our ability to attract customers and act as their single-source provider. We also believe that these services allow us to maintain contact with customers and provide us with the opportunity to sell additional systems and services to them.

 .    Professional Services. We design, install, manage, maintain and monitor networks and systems including local area networks, wide area networks and integrated IP-based networks, and assist our customers with adding and moving phone lines. The benefits to our customers include:

     .    A single point of contact for networking services;

     . Improved reliability and quality of our customer's network through proactive trending analysis;

     . Real-time, Web-based network performance reporting available 24 hours per day, 7 days a week; and

     .    Lower cost of network management through leveraging shared resources;

 .    Broadband Services. Our Broadband Services include Internet access, frame relay (ATM and IP switching), long distance service, local telephone service and public phone service.

     . Internet Access. We currently offer highspeed Internet access services in all of our markets through our EMS Connect service using interconnections with UUNet. Our network is connected to three primary Internet gateways located at Hearndon, Virginia, Santa Clara, California, and Chicago, Illinois.

                                  Frame Relay
                                  -----------

Frame relay is a high-speed service which transports information in packets of varying sizes. Frame relay is a highly reliable digital service, efficient at handling high-speed, "bursty" data over wide area networks.


     . Transport Services. We are developing an ATM service in conjunction with our development and deployment of our national IP/ATM network. We also provide managed frame relay services to our customers allowing them to transmit data, voice and video traffic on a single digital facility. We are currently testing various types of digital subscriber line, or DSL, services with a leading provider. Once we select a primary provider of digital subscriber line services, we will begin providing those transport services to our customers.

                                      DSL
                                      ---

Digital Subscriber Line (or DSL) enables high-speed local data transport over the existing copper wire insfrastructure.

     . Long Distance Services. We provide resold inter-state and intra-state long distance services. We also provide enhanced services such as toll-free calling services and travel card services.

     .    Local Phone Services. We provide resold local phone services.

     Enterprise Systems

 .    Data Systems. We are a provider of systems from a large variety of suppliers needed to create data networks including routers, hubs, bridges, multiplexers, switches, servers, personal computers, and other equipment. We also market integrated IP-based private branch exchanges, or PBXs, and a broad range of other IP-based devices.

 .    Voice Systems. We are a provider of voice network systems such as private branch exchanges, key systems (smaller versions of PBXs), handsets, voice processing and messaging systems and call management software.

Sales and Marketing

     Since January 1, 1998, we have provided our systems or services to more than 35,000 businesses, either directly or through businesses we have acquired. As of December 31, 1999, we are selling all our data systems and services in 17 of our markets, voice systems and services in all of our markets and a full suite of offerings, including EMS, in seven markets. We are developing additional data, Internet and EMS expertise in the markets in which we do not currently offer those systems and services. We anticipate being able to provide all of our systems and services in an additional four of our markets by the end of 2000, and in all of our existing markets by the second half of 2002.

          Our Sales Team. We sell our systems, services and solutions through our staff of approximately 375 sales representatives and support and approximately 558 technicians in 49 offices in our 35 markets. Our sales force is supervised by area and regional general managers, each of whom has responsibility for all sales functions in one of our geographic regions. A significant portion of the compensation of the sales force is tied to annual goal and quota programs with incentive bonuses paid based on gross margin (rather than revenue) targets set by us.

          Selling Our Enterprise Managed Services. We market our Enterprise Managed Services to the upper level management of our current and potential customers as a business solution rather than a technology solution. Our sales teams seek to demonstrate to the business decision makers the quantifiable benefits of not owning their inside communications systems and networks and allowing us to own and manage the communications systems and networks inside their premises. The analyses we use to accomplish this task include:

     . Vendor Cost-Efficiency Analysis. A field audit of a customer's past communications bills for a variety of services from outside vendors identifies the total cost for these services, vendor billing errors, services billed but not provided, or services paid for but not utilized.

     . Network Analysis. A physical audit of a customer's communications network assets quantifies the capital a customer has invested in their communications network and the costs associated with future upgrades to the customers network to meet their growing needs, and identifies design flaws in the customer's network.

     . Resource and Skill Set Analysis. An audit of internal resources required to maintain the customer's communications system and network quantifies the labor costs and identifies the skill sets required to achieve the customer's stated business goals.

     . Security Analysis. An audit of a customer's system and network determines the vulnerability of a customer's proprietary information to hackers and competitors.

     . The Convergent Communications Solution. A custom-tailored proposal that presents our advanced communications solution to the customer's Internet, data and voice requirements.

As part of our solution, we conclude by providing a comparative "total cost of ownership analysis." This analysis is an economic comparison of our solution to the customer's current communications system and network and management approach. The comparison includes the potential cash infusion the customer will receive from the sale of its network assets to us and the potential reduction in expenses associated with reducing personnel and outside vendor costs.

          Marketing. We use a variety of marketing programs and media to raise awareness of our systems, services and solutions and to generate sales leads and opportunities. In addition, sales leads often come from our existing satisfied customers. Our programs include:

     .    advertising in newspapers, magazines and trade journals;

     .    advertising on radio;

     .    sending direct mail solicitations;

     .    conducting business seminars;

     .    participating in trade shows;

     . cross selling systems and services to the more than 81,000 customers who have previously purchased voice systems or services from us or companies we have acquired; and

     . creating alliances and lead referral agreements with key vendors and suppliers.

Customers and Markets

     Our Customers. We have provided our systems and services to more than 35,000 customers since January 1, 1998, either directly or through businesses we have acquired.

     Our Markets. We currently provide our systems and services in 35 metropolitan areas and we intend to expand into an additional 15 markets over the next two years. Our existing markets are:


                                 [MAP APPEARS HERE]

*   -  Data and Voice Markets
[_] -  Data Markets
 .   -  Voice Markets


Customer Care and Operations Support

     Our Customer Care Staff. Our sales and customer support functions are highly integrated. Our 180 customer care specialists are trained in all aspects of the systems, services and solutions offered in their markets. Our integrated approach allows us to pursue our goal of providing best-in-care service starting with the initial customer contact and continuing throughout the life of the account.

     Commitment to Superior Service. In order to provide superior service we:

     . Act Immediately. Our employees are specialists who will begin troubleshooting immediately to resolve any problem and reach a conclusion during the initial contact. Our national customer care center provides additional around-the-clock support, 365 days a year and the seven regional customer care centers are staffed nine hours a day, five days a week to handle the anticipated workload.

     . Provide a Single Point of Contact. Our customers can call a single toll-free number for assistance in solving most problems. Because our customer care teams are trained in the entire suite of communication systems and services we offer, they are able to assist customers in solving problems that may involve more than one system or service issue.

     Our Operational Support System. Our operational support system is designed to integrate all of our internal support services. This integration will permit customer care, sales engineering, service management, service delivery, accounting and inventory sales management personnel to access a single customer record. Accordingly, a customer can get support for any of our systems and services with one phone call. By providing comprehensive, real-time customer information, this system is designed to enable our customer support representatives to respond faster to inquiries, provide greater quality customer care, and identify more opportunities to sell additional systems and services.

     We are in the process of adding additional functionality to our operational support system, including improved order entry systems, dispatch and other logistics functions, improved trouble ticket systems and contract management features. These enhancements are designed to increase our efficiency in supporting our existing voice product and service customers and to increase our sales of data systems and services to them.

     National Network Operations Center. Our national network operations center provides customer support and proactive and fully redundant network monitoring systems. These systems provide us the ability to monitor all types of network and customer devices installed in the field including routers, hubs, servers, switches, desktop computers, printers and other peripheral devices. For these devices, our system provides:

     . logical depictions of our customers' networks for quick isolation of trouble;

     . graphical presentations of equipment locations by bay, shelf and card for quick identification;

     .    remote connection and testing capability; and

     . network administration to manage bandwidth and configure and manage equipment.

Network Architecture

     Our DS3 nationwide network connects our Cisco powered next generation multi-services switching platforms (NG-MSSP) which we call our Enterprise Points of Presence, or ePOPs. This nationwide network carries our customers' voice, video, data and Internet traffic using Internet Protocol (IP) and ATM technology, unlike traditional switches, which are designed to transport only specific types of data or voice services. Our NG-MSSP allows for customers to connect to the network via multiple technologies including XDSL, Frame Relay, ATM, IP, Private Line, and wireless at speeds ranging from 64k (DS0) up to DS3. We lease fiber capacity from Level 3 Communications, MCI Worldcom and Williams Communications and install our equipment at the connection points. Our NG-MSSP network is connected to three regional Internet aggregation private peering gateways located in Hearndon, VA, Chicago, IL, and Santa Clara, CA. These gateways provide redundant connectivity to the Internet, improve throughput speed, allow private and public connections over the same customer connection, and provide connectivity to hosting facilities. We have 16 nationwide operational ePOPs. We expect to have 32 operational ePOPs by the end of 2000.

     As of December 31, 1999, we had deployed 16 ePOPs with 8 additional ePOPs under construction with estimated completion by July 2000. During the next 30 months, we intend to deploy 34 additional ePOPs, including the 8 currently under construction. This switching architecture allows us to offer more functionality at a substantially lower capital and operating cost than the combination of traditional switches necessary to carry the same types of traffic. Our agreement with Cisco also makes us a Cisco Powered Network Partner, which is a designation that recognizes a select group of service providers who are committed to providing high-performance reliable networking services. In addition, we have a $103.5 million financing facility with Cisco Systems Capital Corporation to finance the purchase and installation of ePOPs.

Acquisitions

     Since our inception, we have completed 18 acquisitions that have aided in establishing our operations in 28 of our 35 markets and have added to our skills and areas of expertise. We are expanding the product and service offerings available to the acquired sales and field personnel, thereby creating new sales opportunities. We expect to continue to make selective acquisitions to expand our expertise and broaden our geographic coverage.

     The key factors we have and will continue to use in evaluating potential acquisitions are:

     .    cross-selling and up-selling opportunities;

     .    size and quality of the acquired customer base;

     .    acceleration of our new market entry or expansion of existing markets;

     .    additions to our sales force and technical personnel;

     .    costs of acquisition; and

     .    historical and projected financial performance.

Market Environment

     Although several larger data and voice companies have entered or will enter our market, we believe that we will be successful because:

     . we have expertise in providing integrated data and voice systems, services and solutions specifically tailored to the needs of small and medium sized business;

     . we provide broad product and service offerings with a suitable solution and price point for nearly every business in our target market;

     . we have already established a sizeable customer base and a well trained technical staff;

     . we are focused on providing extremely high quality customer service and technical support;

     .    we are willing to lease our network solutions to our customers; and

     . we intend to continue to offer new systems, services and solutions to enable small and medium sized businesses to take advantage of leading technology.

     We expect that we will face growing competition from a number of systems integrators, outsourcers, data technology companies and telecommunications providers, among others. Although we do not believe that a significant number of other companies are providing Enterprise Managed Services solutions or a comparable range of data and telephony systems, services and solutions to small and medium sized businesses, we do face intense competition in each of our individual product and service offerings.

Regulatory Environment

     Overview. Some of our offerings are subject to federal and state regulation. At the federal level, we are subject to the Communications Act of 1934 and the regulations of the Federal Communications Commission (FCC) to the extent that we provide interstate and international telecommunications services. At the state level, we are subject to state laws and the jurisdiction of the state public utility commissions. The degree of regulation varies from state to state.

     The regulation of telecommunications services at all levels is in flux in the aftermath of the Telecommunications Act of 1996, which comprehensively amended the Communications Act of 1934 to promote competition in all areas of telecommunications. The Telecommunications Act of 1996 amendments eliminated many legal barriers to competition in various telecommunications marketplaces and set many of the basic terms governing the relationships between competing telecommunications carriers, particularly in the provision of local telephone service. The implementation of the Telecommunications Act of 1996 is ongoing. It is the subject of numerous administrative proceedings both before the FCC and the various state public utility commissions, and litigation in both the federal and state courts. These proceedings could, to varying degrees, significantly alter the regulatory landscape. We cannot predict the outcome of any of these proceedings or whether they will adversely affect our business.

     Federal Regulation. Our interstate and international "telecommunications services", like those of all carriers, are subject to the regulations of the FCC. By contrast, our "information services" offerings, network design and maintenance services, network management services, and web page development and hosting services are not regulated. Also unregulated is the equipment that we provide to our customers to use with our telecommunications services, although, as discussed below, the FCC does require that equipment connected to the public network meet certain technical standards.

     There is some ambiguity regarding the regulatory status of certain of our services. While we regard those services as unregulated, to date there has been no ruling on their status by the FCC. It is possible that the FCC will ultimately rule that they are telecommunications services and therefore are subject to regulation. For example, under the current regulatory structure, we believe our national IP/ATM network is an information service, and therefore exempt from regulation. However, the regulatory classification of voice communications using IP or ATM technology is in a state of flux, and there is a possibility that voice communications using IP or ATM technology will be subject to regulation in the near future. A determination that these products are not information services could make them significantly less competitive.

     The FCC has established different levels of regulation for dominant and nondominant carriers. The regional Bell operating companies, GTE, and other incumbent local exchange telephone companies are classified as dominant. All other carriers, including us, are classified as nondominant. As a nondominant carrier, we are subject to much less regulation than are the dominant carriers. Among other things, the FCC does not regulate the rates that we charge for our interstate and international services or require us to obtain authorization in advance for the installation, acquisition or operation of our domestic network facilities.

     The FCC has also decided that nondominant carriers should not file tariffs setting forth their rates for interstate services. That ruling, however, has been stayed pending the resolution of a court challenge. Until the stay is lifted, we are required to file tariffs for our interstate services, including resold long-distance, frame relay, and operator services. If and when the decision not to require the filing of tariffs becomes effective, we could benefit from the decrease in compliance costs and the elimination of delays in getting new products to market.

     Regardless of our nondominant status, we must comply with the provisions of the Communications Act of 1934 pertaining to common carriers. We are subject to the general requirement that the rates, terms, and conditions of our services be "just and reasonable" and we may not make any "unjust or unreasonable" discrimination in our rates, terms, and conditions. The FCC has the authority to enforce our compliance with these requirements.

     We offer some services that are subject to specific regulatory requirements, including operator services and public phone service. With respect to our operator services, we are required to disclose to callers that they may obtain a rate quote before placing a call and must file informational tariffs with the FCC containing detailed information about our rates. With respect to our public phone services, the FCC requires us to post certain consumer information at each public phone location.

     The FCC also requires that equipment that is connected to the public switched telephone network will not harm the network. The systems we install must meet the FCC's technical standards. While we are ultimately responsible for ensuring that our equipment complies with federal network standards, as a practical matter, the burden of compliance lies with our suppliers.

     While the FCC recently ruled that calls to the Internet are interstate calls and thus subject to the FCC's jurisdiction, the FCC currently does not regulate the Internet and has said that it will refrain from doing so in the future. No assurances can be given, however, as to the degree of the FCC's regulation of the Internet in the future, or its effect on our website hosting and other Internet-related systems or services. Potential negative effects could include the increased costs to comply with any regulations which are imposed and delays in getting new products and services to market.

     In addition to regulating interstate and international telecommunications services, the FCC also has a significant new role under the Telecommunications Act of 1996 in overseeing the opening of the intrastate telecommunications marketplace to competition. The FCC has issued an extensive framework of rules governing the terms under which incumbent local exchange companies are required to open their networks to competing providers. Among other things, the incumbent local exchange companies must allow competitors to interconnect with their networks and must make their retail services available to competitors at wholesale rates for resale. We have taken advantage of these rules to enter the local telecommunications marketplace by reselling incumbent local exchange companies' services. Numerous parties have challenged various portions of the resale regulations both before the FCC and in the courts, including the discounts at which the local exchange companies must make their services available to us for resale. If the discounts available to us are decreased as a result of those challenges, it would affect our costs of providing local telephone service.

     State Regulation. Some of our resold local and long-distance services are classified as intrastate and therefore are subject to state regulation. In most states in which we do business, we are required to obtain a certificate of public convenience and necessity and operating authority for the sale of long distance and local phone services. In addition, we are often required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate, particularly local exchange services.

     The state public utility commissions also must approve the agreements that we enter into allowing us to purchase the retail services of the incumbent local exchange carriers at a discount for resale.

     Our Regulatory Status. We are authorized by the FCC to provide resold international services. We also have tariffs on file with the FCC for interstate long distance services, frame relay services and operator services. At the state level, we are authorized to provide intrastate long distance services in 47 states and are certified to provide local telephone services in 17 states.

Employees

     As of December 31, 1999, we had 1,559 full-time employees, none of whom are represented by unions.

                                                                                             Number of
     Job Description                                                                         Employees
------------------------------------------------------------------------------------------ -------------
       Sales Representatives and Sales Management.......................................           375
       Technical Staff..................................................................           558
       Customer Care....................................................................           180
       Information Technology...........................................................            49
       Support Services.................................................................           397
                                                                                              --------
                                                                                                 1,559
                                                                                              ========

     Employee Retention. We believe that our ability to implement our business plan and continue to grow will depend in large part on our ability to continue to attract and retain qualified employees. In addition to fixed base compensation, employees at all levels participate in our incentive compensation plan. All employees are eligible to receive cash bonuses, while management may receive bonuses including both cash and shares of our common stock. In addition, we offer a comprehensive benefits package including a 401(k) plan with a discretionary company match of shares of our common stock, insurance, cafeteria plan, tuition reimbursement, and, for upper management, a deferred compensation plan.

Item 2.   Properties

     We lease sales and support facilities in each of our markets. Our principal corporate and support facilities are also leased, and are as follows:

  Location                  Size (sq. ft)  Lease Expiration    Use of Facility
  --------                  -------------  ----------------    ---------------
Englewood, Colorado             28,488     April 30, 2003      Headquarters and support services

Englewood, Colorado             68,566     February 28, 2002   Information systems, information technology

Englewood, Colorado             16,700     November 30, 2000   National Operations Center and Denver
                                                               Operations

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq National Market under the symbol "CONV." Trading in our common stock began on July 19, 1999. The following table sets forth the high and low intra-day sales prices per share of our common stock as reported on The Nasdaq National Market based on published financial sources, for the periods indicated:

          Period                        High                        Low
---------------------------- --------------------------- ---------------------------
1998
     First Quarter                        n/a                       n/a
     Second Quarter                       n/a                       n/a
     Third Quarter                        n/a                       n/a
     Fourth Quarter                       n/a                       n/a

1999
     First Quarter                        n/a                       n/a
     Second Quarter                       n/a                       n/a
     Third Quarter                    $ 28.000                    $ 8.500
     Fourth Quarter                   $ 18.750                    $ 8.563


     As of March 20, 2000, there were 28,932,281 shares of our common stock issued and outstanding held by approximately 6,000 shareholders of record.

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

     The following tables summarize all equity securities issued or sold by us during the fiscal year ended December 31, 1999 that were not sold pursuant to registered offerings:

                      Underwriters or
                         Class of                    Number of                                                 Exemption
     Date                Purchasers                   Shares             Consideration ($)                      Claimed
--------------       -----------------           -----------------  ---------------------------           -------------------
Feb. 12, 1999 and    Sellers in an acquisition          24,925      Substantially all of the                 Section 4(2)
May 26, 1999......                                                  assets of the target company
Mar. 31, 1999        Employee options                   48,250      $193,500                                   Rule 701
through Aug. 2,
1999..............
Apr. 19, 1999.....   Sellers in an acquisition          37,000      100% equity interest in the              Section 4(2)
                                                                    target company
Apr. 23, 1999 and    Employees                          93,547      Deferred compensation plan               Section 4(2)
May 7, 1999.......                                                  payment
Apr 23, 1999         1996 and 1997 Private           2,285,040      $13,130,195                              Section 4(2)
through Dec. 21,     Placement Warrant
1999..............   Exercises
Jul. 19, 1999.....   Series A Preferred Stock        2,666,677      Conversion of previously                 Section 4(2)
                     Conversion                                     issued securities. No
                                                                    additional consideration
                                                                    received.
Aug. 3, 1999......   Employee options                   30,552      $54,800                                  Section 4(2)
Aug. 4, 1999......   Employees                          27,500      Services performed                       Section 4(2)
Sep. 10, 1999.....   Sellers in an acquisition           2,500      Additional consideration for             Section 4(2)
                                                                    purchase pursuant to earn-out
                                                                    provisions
Sep. 23, 1999.....   Sellers in an acquisition          40,771      100% equity interest in the              Section 4(2)
                                                                    target company
Oct. 19, 1999.....   Employees                           5,498      Incentive compensation plan              Section 4(2)
                                                                    payment
Oct. 29, 1999.....   Sellers in an acquisition         217,671      100% equity interest in the              Section 4(2)
                                                                    target company
Nov. 30, 1999.....   Sellers in an acquisition          84,165      Substantially all of the                 Section 4(2)
                                                                    assets of the target company

Warrants

Mar. 17, 1999 and    Series A Preferred Stock          958,334      Additional consideration for Series A    Section 4(2)
Mar, 31, 1999.....   holders                                        Preferred Stock purchase
Mar. 21, 1999.....   Credit facility provider          200,000      Increase in credit facility              Section 4(2)
Jun. 3, 1999......   Credit facility provider          375,000      $20 million credit facility              Section 4(2)
Jul. 16, 1999.....   Credit facility provider          575,000      $105 million credit facility             Section 4(2)


Series A
Preferred Stock

Mar. 17, 1999 and    Accredited investors              800,000      $20,000,000                              Section 4(2)
Mar. 31, 1999

Item 6.   Selected Financial Data

     The following selected financial data should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes all of which appear later in this Form 10-K. The selected financial data have been derived from our consolidated financial statements and the financial statements of our predecessor, which have been audited by PricewaterhouseCoopers LLP, independent accountants. On December 17, 1996, we acquired Integrated Communication Networks, L.C., which is referred to as the "predecessor" for the period prior to the acquisition. Convergent Communications, since March 1, 1996, together with Integrated Communication Networks, L.C., since December 17, 1996, is referred to as the "successor." Share and per share information is not presented for the predecessor as they are not relevant due to the predecessor's different capital structure.

in thousands, except per share amounts

                                                  PREDECESSOR                                        SUCCESSOR
                                 ------------------------------------------------------------------------------------------------
                                 For the Year       January 1,       March 1,       For the Year     For the Year    For the Year
                                     Ended        1996 through     1996 through        Ended            Ended           Ended
                                 December 31,     December 16,     December 31,     December 31,     December 31,    December 31,
                                     1995             1996             1996            1997              1998            1999
                                 ------------     ------------     ------------     ------------     ------------    ------------
Operating Statement Data:
Revenue........................  $      1,434     $      1,496     $         98     $     10,210     $     61,600    $    159,922
 Cost of sales excluding
  depreciation.................           964            1,018               79            7,368           43,703         104,045
Selling , general and
 administrative................           405              554              552           10,983           47,862         125,350
Depreciation and
 amortization..................           127              124               41            1,453            7,493          17,295
Impairment of long-lived
 assets........................            --               --               --               --               --             650
  Total operating expenses.....         1,496            1,696              672           19,804           99,058         247,340
                                 ------------     ------------     ------------     ------------     ------------    ------------
  Operating loss...............           (62)            (200)            (574)          (9,594)         (37,458)        (87,418)
Interest expense...............           (17)             (21)              (1)            (156)         (17,502)        (25,491)
Interest income................            --               --               --              251            4,632           4,880
Other expense, net.............            --               --               --             (156)            (248)           (231)
                                 ------------     ------------     ------------     ------------     ------------    ------------
Net loss.......................  $        (79)    $       (221)    $       (575)    $     (9,655)    $    (50,576)   $   (108,260)
                                 ============     ============     ============     ============     ============    ============
Net loss per share (basic and
 diluted)......................                                    $      (0.15)    $      (0.92)    $      (3.68)    $     (5.32)
Weighted average shares
 outstanding (basic and
 diluted)......................                                           3,887           10,461           13,732          20,356

Other Operating Data:
Net cash provided by (used
 in) operating activities......            60     $        (31)    $       (242)    $     (6,698)    $    (28,698)    $   (97,355)
Net cash used in investing
 activities....................            (8)             (36)          (1,446)         (11,648)         (94,647)        (61,143)
Net cash provided by (used
 in) financing activities......           (61)              91            4,849           15,852          148,274        (158,116)
EBITDA(1)......................            65              (76)            (534)          (8,141)         (29,965)        (69,473)

__________________
(1) As used in this report, EBITDA consists of earnings before interest (net), income taxes, depreciation and amortization, impairment of long-lived assets and other income (expense). EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) as a measure of performance or as an alternative to cash flow as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures used by other companies.

in thousands

                                                  PREDECESSOR                              SUCCESSOR
                                                  ------------     --------------------------------------------------------------
                                                      As of           As of            As of            As of           As of
                                                  December 31,     December 31,     December 31,     December 31,    December 31,
                                                      1995            1996              1997            1998             1999
                                                  ------------     ------------     ------------     ------------    ------------
Balance Sheet:
Cash, cash equivalents and short-term
 investments...................................   $         13     $      3,161     $      8,039     $     25,597    $     59,957
Restricted cash................................             --               --              406           51,350          38,469
Working capital................................            (10)           1,890            5,334           28,500          76,975
Goodwill, net..................................            228            3,201            6,393           46,526          56,037
Total assets...................................            797            9,887           24,922          185,656         295,213
Total debt.....................................            440            1,456            1,933          168,268         205,474
Total liabilities..............................            580            1,902            6,194          207,005         258,593
Shareholders' equity (deficit).................            217            7,985           18,728          (21,349)         36,620

______________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read along with the consolidated financial statements and the accompanying notes included later in this Form 10-
K. This discussion includes forward-looking statements and is based on current expectations which involve risks and uncertainties. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.

Overview

     We are a rapidly growing national provider of e-Sourcing solutions primarily to businesses with 25 to 500 employees. "e-Sourcing" is the management of communications solutions that allow businesses to leverage technology, systems and networking resources such as broadband Internet Protocol based applications. Inside our customers' premises we own communications networks and provide professional services, such as the design, installation, management and monitoring of those networks. Outside our customers' premises, we provide a full range of data and voice transport services. By operating networks both inside and outside our customers' premises, and by offering a broad range of Internet, data and voice systems and services, we enable small and medium sized businesses to use state-of-the-art communications solutions, including data and voice networks based on broadband Internet Protocol, electronic commerce, the Internet and sophisticated communications systems. We intend to become the leading provider of IP-based Internet, data and voice systems and services to small and medium sized businesses.

     We were first capitalized in March 1996. Since that time, we have successfully raised $338.9 million in capital, including $450,000 in founders' capital, $24.0 million in two private placements of common stock in 1996 and 1997 (including an additional $450,000 from the founders), $160.0 million through the 1998 sale of our 13% Senior Notes and related warrants, $20.0 million in a 1999 sale of our convertible preferred stock and warrants to affiliates of Sandler Capital Group and $134.1 million in our Initial Public Offering in July 1999. We also have borrowing capacity under our existing Comdisco equipment lease facility of $30.0 million.

     In the last three years, we completed 18 strategic acquisitions, the most significant of which was the 1998 acquisition of substantially all of the assets of Tie Communications at a cost of approximately $51.4 million. With the acquisition of these assets, we accelerated our growth by adding 24 new markets and 452 employees with experience in voice systems and services. This acquisition also gave us the opportunity to cross-market our data systems and services, including Enterprise Managed Services, to customers that purchased systems or services from Tie in the past.

     We began offering Enterprise Managed Services in December 1997 and, as of December 1999, had entered into long-term Enterprise Managed Services contracts with 64 customers with an aggregate of approximately 3,246 computers and telephones. We expect these contracts to provide us with approximately $9.1 million in annual contract revenue, and over their terms we expect them to produce total revenue of approximately $46.4 million.

Description of Financial Components

     We classify our business into three segments: eBusiness, Enterprise Services and Enterprise Systems.

     Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment:

Revenue:                                                    Cost of Sales (excluding depreciation):
e Business
 .  web design and hosting                                   .  engineer and technician compensation and benefits
 .  eCommerce
 .  intranet and extranet development

                              ________________________________________________

Enterprise Services
Professional Services                                       .  engineer and technician compensation and benefits
 .  network planning, design, maintenance, and monitoring

Broadband Services                                          .  leased line facilities' costs of connecting a
 .  frame relay (ATM and IP switching), Internet access,        customer's to  long distance or local network
   long distance service, local telephone service and          capacity charges that long distance and local
   public phone service                                        carriers, Internet service providers and others
                                                               impose to use their equipment and network

Managed Services                                            .  all the costs associated with all the data and
 .  long-term contracts (typically three to five years)         voice systems and services described in this
   under which we own, manage and are responsible for all      table
   or a portion of the network inside our customers'
   premises

                              ________________________________________________

Enterprise Systems
 .  sale and installation of data, voice and video network   .  cost of data, voice and video network systems
   systems
                                                            .  costs of installation, including technician
                                                               compensation and benefits

     Selling, general and administrative expenses have increased significantly and will continue to increase as we recruit additional management and support personnel necessary for continued growth. However, we expect these expenses to decline as a percentage of our revenue as we expand our customer base and begin selling additional systems and services in each of our markets.

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

     Depreciation and amortization expense includes depreciation of property, network and equipment (over two to five years), including our assets located inside our customers' premises provided under Enterprise Managed Services contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that resulted from business acquisitions. We had 56.0 million of goodwill, net of amortization, on December 31, 1999. Depreciation and amortization will increase as we install additional ePOP switching platforms and expand our Enterprise Managed Services business and as a result of increased amortization of intangibles expected to result from future acquisitions.

     Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including our purchase of Cisco Systems Inc.'s multi-service, data and voice switches and additional Cisco Systems, Inc. equipment under our $103.5 million equipment facility with Cisco Systems Capital Corporation.

Results of Operations

     Management evaluates and makes operating decisions about each of our operating segments based on a number of factors. Two of the more significant factors we use in evaluating operating performance are: revenue and gross margin before depreciation. We do not account for assets by business segment. As a result, depreciation and amortization are not factors used by management in evaluating the operating performance of our segments.

     The percentages shown in the following table with respect to revenue represent revenue for each business segment as a percentage of total revenue. Percentages with respect to cost of sales excluding depreciation and gross margin before depreciation are a percentage of revenue for the related segment.

                                                                           Years Ended December 31,
                                                             ------------------------------------------------------
                                                                  1997               1998               1999
                                                             ---------------    ---------------    ----------------
                                                                            (dollars in thousands)
Revenue:
   eBusiness..............................................   $      -      -%   $      -      -%   $   1,742      1%
   Enterprise Services....................................      2,795     27      27,922     45       64,806     41
   Enterprise Systems.....................................      7,415     73      33,678     55       93,374     58
                                                             --------  -----    --------  -----    ---------  -----
       Total revenue......................................     10,210    100      61,600    100      159,922    100
                                                             --------  -----    --------  -----    ---------  -----
Cost of sales excluding depreciation:
   eBusiness..............................................          -      -           -      -          720     41
   Enterprise Services....................................      1,278     46      15,587     56       32,827     51
   Enterprise Systems.....................................      6,090     82      28,116     84       70,498     76
                                                             --------           --------           ---------
       Total cost of sales excluding depreciation               7,368     72      43,703     71      104,045     65
                                                             --------           --------           ---------
Gross margin before depreciation:
   eBusiness..............................................          -      -           -      -        1,022     59
   Enterprise Services....................................      1,517     54      12,335     44       31,979     49
   Enterprise Systems.....................................      1,325     18       5,562     17       22,876     25
                                                             --------           --------           ---------
       Total gross margin before depreciation.............   $  2,842     28%   $ 17,897     29%   $  55,877     35%
                                                             ========           ========           =========

Summary Quarterly Financial Data

     The table below presents unaudited quarterly statement of operations data for each of the last eight quarters through December 31, 1999. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements contained elsewhere in this Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the information. You should read these unaudited quarterly results along with our consolidated financial statements and the accompanying notes appearing later in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                             1998                                     1999
                                          ----------------------------------------   -----------------------------------------
                                            1st        2nd       3rd(1)     4th         1st       2nd         3rd       4th
                                          ------------------------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)
Quarterly Operating Data:
Revenue................................   $ 6,523   $  7,982   $ 22,316   $ 24,779   $ 31,709   $ 38,053   $ 42,422   $ 47,738
Cost of sales excluding depreciation...     4,798      5,772     14,717     18,416     20,743     23,714     26,977     32,610
Selling, general and administrative....     6,062      7,710     15,507     18,583     23,337     27,411     31,927     42,675
Depreciation and amortization..........       762      1,191      2,646      2,894      2,863      4,107      4,872      5,453
Impairment of long-lived assets........         -          -          -          -          -          -          -        650
                                          ------------------------------------------------------------------------------------
 Operating loss........................    (5,099)    (6,691)   (10,554)   (15,114)   (15,234)   (17,179)   (21,355)   (33,650)
Net loss...............................   $(5,111)  $(11,169)  $(15,355)  $(18,941)  $(20,129)  $(22,960)  $(26,358)  $(38,813)
                                          ------------------------------------------------------------------------------------
EBITDA(2)..............................   $(4,337)  $ (5,500)  $ (7,908)  $(12,220)  $(12,372)  $(13,071)  $(16,483)  $(27,547)
                                          ====================================================================================

(1) On August 1, 1998, we completed our largest acquisition to date when we acquired substantially all of the assets of Tie Communications, Inc. for $51.4 million, including $40.0 million in cash plus other costs and assumed liabilities.

  (2)   As used in this report, EBITDA consists of earnings before interest
        (net), income taxes, depreciation and amortization, impairment of long-lived assets and other income (expense). EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) as a measure of performance or as an alternative to cash flow as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures used by other companies.

  We have generated greater revenue in each successive quarter since our inception, reflecting increases in the number of customers, mainly due to acquisitions, and in sales to existing customers. Cost of sales excluding depreciation has increased in every quarter, reflecting product and service costs directly associated with revenue. Our selling, general and administrative expenses have increased in every quarter and reflect sales and marketing costs such as sales commissions, and the development and growth of regional and corporate support staff. Depreciation and amortization has increased in each quarter through December 31, 1999. The increases in depreciation are due to the purchase of property, network and equipment inside and outside our customers' premises associated with our expansion to 35 markets as of December 31, 1999, and due to the deployment of our multi-service data and voice switching platform in 16 markets. The increases in amortization are due to the increase in goodwill and other intangible assets resulting from the completion of 18 acquisitions through December 31, 1999. We have also experienced increasing operating, EBITDA and net losses every quarter.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1999

  Revenue for 1999 was approximately $159.9 million, $98.3 million greater than revenue for 1998. The increase in revenue was a result of both acquisitions and internal growth. We completed six acquisitions during 1999, one telecommunications equipment provider and integrator and five data network integration services providers. The increase in revenue was also largely due to our growing operations and sales staff having pursued the cross selling opportunities presented in new markets. The majority of the increase in revenue was attributable to the enterprise systems segment of our business, which increased $59.7 million while enterprise services increased $36.9 million. The majority of the increase in enterprise systems revenue was from sales of voice communications systems which is attributable to the influence of the sales force obtained through the Tie acquisition which was a voice equipment provider and long-distance reseller acquired in the third quarter of 1998. The increase in enterprise services revenue consisted of increases of $29.8 million in professional services, $4.1 million in broadband services and $3.0 million in Enterprise Managed Services. Also, during 1999 we implemented a new segment, eBusiness Solutions, which accounted for the remaining $1.7 million of the increase in revenue for 1999.

  A significant factor in our strategy to increase recurring enterprise services revenue is through our Enterprise Managed Services offering. While revenue from Enterprise Managed Services contributed $2.9 million to the increase in revenue for 1999, contract value increased from $14.6 million as of December 31, 1998 to $46.4 million as of December 31, 1999. This represents an increase in customers from 18 at the end of 1998 to 64 at the end of 1999.

  Cost of sales excluding depreciation increased $60.3 million from 1998 to 1999, while declining as a percentage of total revenue from 71% for the year ended December 31, 1998 to 65% for the year ended December 31, 1999. This decline as a percentage of total revenue is a reflection of the decline in cost of sales excluding depreciation for both systems and services. Cost of enterprises systems sales excluding depreciation declined 8.0% as a percentage of enterprise systems revenue, from 84% for 1998 to 76% for 1999. This decrease as a percentage of product revenue is due to an increase in sales of voice systems, which have a lower related cost of sales excluding depreciation than data systems. Cost of enterprise services sales, as a percentage of enterprises services revenue, decreased from 56% for 1998 to 51% for 1999. The decrease in cost of service sales as a percentage of service revenue was primarily due to an increase in our offering of professional services such as network and Web design, maintenance and monitoring and Enterprise Managed Services, which have a lower related cost.

  Selling, general and administrative expenses increased $77.5 million from 1998 to 1999. This increase in selling, general and administrative expenses is largely due to continued growth of the support services organization required to support expanding field operations, which accounted for approximately $59.9 million or 48% of total selling, general and administrative expenses for the year ended December 31, 1999. Salary and benefit related expenses increased $53.5 million, as a result of adding 682 employees between December 31, 1998 and December 31, 1999, and as a result of having a full year of expenses related to the 452 employees obtained through the Tie acquisition compared to five months of Tie related expenses in 1998. The increase in expense is also a result of the six business combinations completed during 1999. Selling, general and administrative expenses remained constant as a percentage of revenue at 78% for both 1998 and 1999. We expect selling, general and administrative expenses to decrease as a percentage of revenue as we limit the growth of our corporate support services organization and continue to expand our customer base and sell additional systems and services in all of our markets.

Depreciation and amortization expense increased approximately $9.8 million from 1998 to 1999. The increase is a direct result of an increase of $49.3 million in property, network and equipment and $15.1 million in goodwill. Other intangible assets increased $2.8 million. As of December 31, 1999 we had $56.0 million in goodwill, net of amortization, which is being amortized over ten years. The increase in property, network and equipment is largely due to:

  .  the addition and expansion of new and existing markets;

  .  the completion of six acquisitions;

  . the development and deployment of 16 of our multi-functional, integrated data and voice switching platforms;

  .  continued development of our operational support system;

  . the increase in assets managed under Enterprise Managed Services contracts; and

  . office equipment and furniture related to the growth of our support services organization.

Impairment of long-lived assets resulted from the writeoff of certain of our operating systems which are no longer being utilized.

Interest expense increased by approximately $8.0 million from 1998 to 1999. The increase is primarily a result of a full year of interest expense in 1999 compared to nine months of interest in 1998 on $160.0 million in principal amount of our 13% Senior Notes issued in April 1998. The increase is also a result of:

  .  assumed indebtedness from acquisitions;

  . increased indebtedness under our equipment financing facilities with Comdisco and GATX Capital;

  . indebtedness under the Goldman Sachs Credit Partners L.P. senior secured credit facility;

  . indebtedness incurred under the financing facility with Cisco Systems Capital Corporation; and

  . indebtedess for proceeds received in discounted long-term receivables transactions.

We expect that interest expense will increase as we continue to finance a significant portion of our capital expenditures, including equipment purchased for installation at our customers' offices in connection with the provision of Enterprise Managed Services and equipment purchased under our $103.5 million equipment facility with Cisco Systems Capital Corporation.

Interest income increased approximately $248,000 from 1998 to 1999. The increase in interest income is due to earnings on the remaining proceeds from the $160.0 million in principal amount of our 13% Senior Notes issued in April 1998, proceeds from the sale of convertible preferred stock in March 1999, a $10.0 million credit facility entered into in June 1999 and net proceeds of approximately $122.3 million from our initial public offering in July 1999 compared to interest income on the proceeds of the $160.0 million in principal amount of our 13% Senior Notes in 1998.

    Other income (expense), net which consists of miscellaneous other non-operating types of income and expenses, changed slightly from net other expense of approximately $248,000 in 1998 to net other expense of approximately $231,000 in 1999. Net other expense for 1999 is primarily due to a loss recognized on the termination of a stock purchase agreement and sale of an investment.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1998

    Revenue increased by $51.4 million in 1998, to approximately six times 1997 revenue. The increase in revenue was primarily due to our expansion from eight markets at December 31, 1997 to 32 markets at December 31, 1998, as a result of the six acquisitions we completed during the year. The increase in revenue was also due to internal growth of our operations and sales staff. The most significant acquisition was the acquisition of the assets of Tie, which occurred in the third quarter of 1998. The Tie acquisition contributed most of the sizable increase in enterprise systems revenue and an even greater increase in enterprise services revenue. The balance of the growth in enterprise systems revenue was primarily a result of the development and growth of existing markets and a full year of operations in 1998 compared to a partial year of operations in 1997 for those markets we entered in late 1997. As a result of the Tie acquisition and our strategy to increase our service offerings, our overall revenue mix shifted from approximately 27% in services in 1997, to 45% in services in 1998.

    Cost of sales excluding depreciation increased $36.3 million from 1997 to 1998. While it declined slightly as a percentage of total revenue from 72% in 1997 to 71% in 1998, cost of enterprise services sales as a percentage of enterprise services revenue increased from 46% in 1997 to 56% in 1998. The increase as a percentage of enterprise services revenue was primarily due to a shift in service mix to services such as long-distance which have a higher related cost of sales. Cost of enterprise systems sales excluding depreciation, as a percentage of enterprise systems revenue, remained relatively constant, increasing from 82% in 1997 to 84% in 1998.

    Selling, general and administrative expenses increased $36.9 million from 1997 to 1998, but decreased as a percentage of revenue from 108% in 1997 to 78% in 1998. However, we expect selling general and administrative expenses to increase as a percentage of revenue over the short term as we incur costs associated with the aligning of our operations to capitalize on our eBusiness Solutions and IP-based (Internet Protocol) infrastructure areas of our business and also the growth of our support services organization required to support expanding field operations.

    The $36.9 million increase was primarily a result of:

      .  the expansion from eight to 32 markets;

      .  the completion of six acquisitions, including the assets of Tie;

      . an increase from 165 employees at December 31, 1997 to 877 at December 31, 1998 (452 of which were hired as a result of the Tie acquisition); and

      . continued growth of the support services organization required for expanding field operations, which accounted for approximately $20.2 million or 42% of total selling, general and administrative expenses for 1998.

    Depreciation and amortization expense increased approximately $6.0 million from 1997 to 1998. This increase was a direct result of an increase of $22.7 million in property, network and equipment from 1997 to 1998 and an increase in goodwill (before 1998 amortization) of $42.6 million and other intangible assets of $1.7 million as a result of the six acquisitions completed in 1998. As of December 31, 1998 we had $46.5 million in goodwill, net of amortization, which will be amortized over the next ten years. The increase in property, network and equipment is largely due to:

      .  the expansion from eight to 32 markets;

      . the development and deployment of our multi-service data and voice switching platform in three markets;

      .  continued development of our operational support system;

      . the increase in assets managed under Enterprise Managed Services contracts; and

      . office equipment and furniture related to the growth of our support services organization.

    Interest expense increased by approximately $17.3 million as a result of the April 1998 issuance of our 13% Senior Notes, which consisted of $160 million in principal amount of promissory notes and warrants to purchase 864,000 shares of common stock. Approximately $1.2 million of this increase relates to accretion of the debt discount resulting from the value assigned to the warrants and amortization of debt issuance costs, neither of which are cash expenses. Interest expense also increased as a result of assumed indebtedness from acquisitions, as well as increased indebtedness under our equipment financing facilities with Comdisco and Sun Financial Group, Inc. due to property, network and equipment purchased for our networks both inside and outside our customers' premises.

    Interest income increased approximately $4.4 million as a result of the temporary investment of the proceeds of the offering of our 13% Senior Notes, prior to the use of these proceeds in our business.

    Other expense (net) increased by approximately $92,000 and primarily consisted of losses on disposal of assets and miscellaneous other non-operating types of expenses.

Liquidity and Capital Resources

    Since inception, in addition to borrowings under our credit facilities we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts and other expenses associated with the offering.

                                                                                         Gross
    Securities Sold                                                                     Proceeds        Net Proceeds
    ----------------------------------------------------------------------------    ----------------  ----------------
          in thousands
      Initial sale of 3,750 shares of common stock to founders
       (April through October 1996).............................................     $          450     $           450

      3,500 shares of common stock and 1,750 warrants
       (December 1996 through February 1997)....................................              7,000               6,296

      3,410 shares of common stock and 1,705 warrants
       (October through November 1997)..........................................             17,050              15,340

      13% Senior Notes and 864 warrants (April 1998)............................            160,000             152,378

      Sale of 800 shares of Series A Convertible Preferred Stock and
       958 warrants (March 1999)................................................             20,000              19,300

      Initial Public Offering of 8,937 shares of common stock (July 1999).......            134,051             122,281
                                                                                   ----------------     ---------------
       Total funds raised.......................................................     $      338,551     $       316,045
                                                                                   ================     ===============

    Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions, operating losses and interest expenses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses. As a result, we expect to incur net losses for at least the next 36 months. However, if our customer base grows and we are successful in offering all of our data services and systems, we believe revenue will increase in larger proportion than operating expenses.

    As of December 31, 1999, we had current assets of $141.4 million, including cash, cash equivalents and short-term investments of $60.0 million and restricted cash of $20.8 million, and working capital of $77.0 million. In addition, we also had $17.7 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for debt payments, capital investments, acquisitions and operations of the business.

Cash Flows From Operating Activities. Operating activities used cash of approximately $97.4 million during 1999, $28.7 million during 1998 and $6.7 million during 1997. Cash used in operating activities in 1999 was primarily due to the net loss of $108.3 million, an increase in trade accounts receivable and other current asset categories of $23.2 million and a decrease in other accrued liabilities of $3.0 million. These uses of cash were partially offset by $27.3 million in non-cash expenses such as depreciation and amortization and stock compensation and an increase in trade payables and accrued compensation of $9.7 million. While cash used in operating activities as a percentage of revenue declined from 66% in 1997 to 47% in 1998, the percentage, as a percentage of revenue increased in 1999 to 61%. The primary reason for this increase is due to our vendor credit lines not increasing adequately to support the significant increase in our purchasing activity. The strengthening of our liquidity position as a result of the expected proceeds from the sale of our preferred stock and borrowing under the $50.0 million credit facility (see"Cash Flow From Financing Activities" and "Future Capital Requirements" below) should allow us to negogiate better credit terms with our vendors.

    The majority of the increase from 1997 to 1998 was due to an increase in trade accounts receivable of approximately $11.0 million and a $40.9 million increase in the operating loss, which were partially offset by an increase in trade accounts payable of approximately $12.4 million, an increase of $5.2 million of accrued interest expense, and non-cash expenses such as depreciation and amortization and other changes in working capital. Cash used in operating activities during 1997 was primarily due to our net loss of $9.7 million, partially offset by non-cash expenses such as depreciation and amortization and changes in working capital.

    Cash Flows From Investing Activities. Investing activities used cash of $61.1 million during 1999, $94.6 million during 1998 and $11.6 million during 1997. The majority of the cash used in investing activities in 1999 consisted of short-term investments of $34.3 million, capital expenditures of $20.8 million, acquisitions of $10.5 million and investment in leases receivable of $8.2 million. An additional $28.3 million of capital expenditures were financed under our financing facilities, including approximately $9.5 million for our ePOP deployment and $3.3 million in assets being utilized in Enterprise Managed Services contracts.

    Cash used in investing activities during 1998 consisted primarily of restricted cash investments in U.S. government securities of $50.9 million in connection with the sale of our 13% Senior Notes, acquisitions of $42.4 million ($40.0 million of which was used for the Tie acquisition) and capital expenditures of $6.9 million. These cash uses were partially offset by maturing short-term investments of $7.4 million. Cash used for investing activities during 1997 consisted of $7.4 million used for short-term investments, $2.0 million in capital expenditures and $1.5 million for business combinations.

    Cash Flows From Financing Activities. Financing activities provided cash of approximately $158.1 million during 1999, $148.3 million during 1998 and $15.9 million during 1997. Cash provided by financing activities during 1999 consisted of $122.3 million in net proceeds from our initial public offering, $19.2 million in net proceeds from the sale of our convertible preferred stock, $16.2 million, net of financing costs, in new borrowing under the senior secured credit facility ($9.5 million) and discounting of long-term receivables with lendors ($6.7 million). We received an additional $13.3 million in new proceeds from the exercise of options and warrants. Cash provided was partially offset by approximately $12.8 million in payments on long-term borrowings.

    Cash provided by financing activities during 1998 consisted of approximately $152.4 million in net proceeds from the sale of our 13% Senior Notes and warrants, which was partially offset by approximately $4.3 million in payments on long-term borrowings. In 1997 cash flows from financing activities consisted of $17.3 million in net proceeds from the sale of shares of our common stock and warrants, which was partially offset by approximately $1.4 million in debt repayments.

The following is a description of the significant financing activities that have funded our operations to date:

    In November 1997, we entered into an agreement with Comdisco, Inc. through which we can receive up to $50 million of equipment lease financing. At December 31, 1999, $30 million was available to us under this facility of which a total of approximately $24.8 million had been utilized. The remaining $20 million will become available upon the satisfaction of additional conditions. This facility will expire on June 30, 2000.

    On April 2, 1998 we completed the offering of our 13% Senior Notes, in the aggregate principal amount of $160.0 million and warrants to purchase 864,000 shares of common stock. At the closing, we deposited $56.8 million of the proceeds from that offering in a collateral account. The amount in the collateral account along with the interest earned, will be sufficient to pay the first six interest payments on the 13% Senior Notes, of which two have been made as of April 1, 1999. We received approximately $95.6 million after deducting offering costs of approximately $7.6 million and funding the collateral account. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and make certain payments, including dividends.

    In March 1999, we sold to affiliates of the Sandler Capital Group 800,000 shares of our convertible preferred stock and warrants to purchase 958,333 shares of our common stock, for total consideration of $20.0 million. The proceeds from the sale, net of related offering costs, were approximately $19.2 million. These shares of preferred stock were converted to 2,666,667 shares of our common stock in conjunction with our initial public offering in July 1999.

    In June 1999, we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility are being used for working capital and other general corporate purposes. Interest accrues at the greater of 13.0% or LIBOR plus 6.0% with interest payments due monthly. The principal amount outstanding along with any accrued interest is due in June, 2002. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share, none of which had been exercised as of December 31, 1999. We have obtained waivers for non-compliance with certain financial covenants of this facility as of December 31, 1999. We have borrowed the full amount available under this facility and anticipate repaying it in full during the second quarter of 2000 with a portion of the proceeds from the sale of our preferred stock, discussed below.

    In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of December 31, 1999. The warrant has an exercise price of $15.00 per share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over three years beginning one year from the availability of each tranche. As of December 31, 1999, we had borrowed $9.5 million under this facility.

    We have an agreement with GATX Capital Corporation, that was used to finance our internal capital needs under which $4.7 million was outstanding on December 31, 1999.

    In March 2000, we entered into a commitment letter with Foothill Capital Corporation for a $50.0 million Senior Secured Revolving Line of Credit Facility. Under the terms of this $50.0 million credit facility we would be able to borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12.0 million or 50% of eligible inventory, as defined in the agreement. The facility is subject to execution of the definitive agreements, the completion of the sale of preferred stock discussed below and certain other requirements.

    In March 2000 we entered into a commitment letter in connection with raising $175 million through the sale of 175,000 shares of our 8% convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share. The investment will come from an investment group led by Texas Pacific Group (TPG) investing $150 million and affiliates of Sandler Capital Management investing $25 million. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. Upon closing, TPG will have the right to designate two members to our board of directors. The transaction is expected to close within 30 days, subject to the execution of definitive agreements, Hart Scott Rodino approval other customary closing conditions.

    Future Capital Requirements. We have significant debt in relation to our equity. At December 31, 1999, we had $205.5 million in debt and $36.6 million in shareholders' equity, which includes paid-in capital of $205.0 million. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing markets and acquisitions. Our business plan includes the following:

    . deploying our multi-service data and voice switching platform in all of our markets and leasing of our IP/ATM network connecting our switches;

    . funding the purchase, installation and ownership of the enterprise networks of our Enterprise Managed Services customers (which includes providing these customers with all necessary hardware, software, transmission facilities and management, maintenance and monitoring services);

    .  continuing to develop customer care and sales organizations;

    .  continuing to develop our operational support system; and

    .  funding operating losses and debt service requirements.

    .  evaluate acquisitions and investments

    We estimate that our existing funds at December 31, 1999, our available borrowing under our financing and leasing facilities currently in place and additional funds expected from the sale of our 8% preferred stock and the $50.0 million senior secured credit facility will be sufficient to meet our capital requirements for the foreseeable future. However, no definitive agreement has been signed on either the 8% preferred stock sale or the $50.0 million senior secured credit facility. If we are unable to close on these transactions, our available funds are only sufficient to sustain our current operating level into May of 2000 and any such cash shortfall would have a material adverse effect on our business, financial condition, results of operations and liquidity and on the price of our common stock.

    Even if we complete the sale of the 8% preferred stock and enter into the $50.0 million senior secured credit facility, we may require additional capital sooner than anticipated due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our business, financial condition, results of operations and liquidity and on the price of our common stock.

Recent Accounting Standards

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating changes to our current revenue recognition policies that may result from the application of this SAB.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    This item is inapplicable.

Item 8.  Financial Statements and Supplementary Data


                       Report of Independent Accountants

To the Board of Directors of Convergent Communications, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Convergent Communications, Inc. at December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1997, 1998, and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP



Denver, Colorado
March 13, 2000, except for Note 1 and Note 7 as to which the date is March 28, 2000

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                      December 31,
                                                                                      -----------------------------------------
                                                                                              1998                  1999
                                                                                      ------------------     ------------------
                                           ASSETS
Current assets:
  Cash and cash equivalents........................................................    $         25,597       $          25,215
  Short-term investments...........................................................                  --                  34,742
  Restricted cash..................................................................              20,800                  20,800
  Trade accounts receivable, net of allowance for doubtful accounts of
     $1,909 and $2,512, respectively...............................................              17,661                  37,778
  Inventory........................................................................               6,827                  13,810
  Prepaid expenses, deposits, leases receivable and other..........................               2,134                   9,070
                                                                                       ----------------       -----------------
     Total current assets..........................................................              73,019                 141,415
Property, network and equipment....................................................              28,139                  77,455
Less accumulated depreciation......................................................              (4,883)                (15,292)
                                                                                       ----------------       -----------------
     Total property, network and equipment.........................................              23,256                  62,163
Restricted cash....................................................................              30,550                  17,669
Goodwill, net of amortization of $2,967 and $8,528, respectively...................              46,526                  56,037
Other intangible assets, net of amortization of $1,470 and $3,589, respectively....              10,281                  10,967
Leases receivable, net of current portion..........................................                 797                   6,150
Investments and other assets.......................................................               1,226                     812
                                                                                       ----------------       -----------------
     Total assets..................................................................    $        185,655       $         295,213
                                                                                       ================       =================

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable...........................................................    $         15,061       $          25,086
  Accrued compensation.............................................................               4,583                  10,423
  Accrued interest.................................................................               5,214                   5,308
  Other accrued liabilities........................................................               8,666                   5,990
  Deferred revenue and customer deposits...........................................               5,212                   6,312
  Current portion of notes payable.................................................                 604                   1,788
  Current portion of capital leases................................................               5,179                   9,533
                                                                                       ----------------       -----------------
     Total current liabilities.....................................................              44,519                  64,440
Long-term notes payable, less current portion......................................             153,731                 177,995
Long-term capital leases, less current portion.....................................               8,754                  16,158
                                                                                       ----------------       -----------------
     Total liabilities.............................................................             207,004                 258,593
                                                                                       ----------------       -----------------
Commitments (Note 8)
Shareholders' equity (deficit):
  Preferred stock, 1 million shares authorized, none issued........................                  --                      --
  Common stock, no par value, 100 million shares authorized, 13,924 and
   28,642 shares issued and outstanding, respectively..............................              27,487                 196,937
  Additional paid-in-capital.......................................................              11,719                   8,025
  Treasury stock...................................................................                (502)                   (919)
  Deferred compensation obligation.................................................                 502                     919
  Accumulated other comprehensive income...........................................                  --                     573
  Unearned compensation............................................................                (150)                   (250)
  Accumulated deficit..............................................................             (60,405)               (168,665)
                                                                                       ----------------       -----------------
     Total shareholders' equity (deficit)..........................................             (21,349)                 36,620
                                                                                       ----------------       -----------------
        Total liabilities and shareholders' equity (deficit).......................    $        185,655       $         295,213
                                                                                       ================       =================

The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                        Years Ended December 31,
                                                                -----------------------------------------
                                                                   1997            1998           1999
                                                                ----------      ----------     ----------
Revenue.....................................................    $   10,210      $   61,600     $  159,922
                                                                ----------      ----------     ----------
Cost of sales, excluding depreciation.......................         7,368          43,703        104,045
Selling, general and administrative.........................        10,983          47,862        125,350
Depreciation and amortization...............................         1,453           7,493         17,295
Impairment of long-lived assets.............................            --              --            650
                                                                ----------      ----------     ----------
     Total operating expenses...............................        19,804          99,058        247,340
                                                                ----------      ----------     ----------

Operating loss..............................................        (9,594)        (37,458)       (87,418)

Interest expense............................................          (156)        (17,502)       (25,491)
Interest income.............................................           251           4,632          4,880
Other income (expense)......................................          (156)           (248)          (231)
                                                                ----------      ----------     ----------
     Net loss...............................................        (9,655)        (50,576)      (108,260)

Other comprehensive income,
 unrealized holding gains on investments....................            --              --            573
                                                                ----------      ----------     ----------
Comprehensive loss..........................................    $   (9,655)     $  (50,576)    $ (107,687)
                                                                ==========      ==========     ==========

Net loss per share (basic and diluted)......................    $    (0.92)     $    (3.68)    $    (5.32)
                                                                ==========      ==========     ==========

Weighted average shares outstanding (basic and diluted).....        10,461          13,732         20,356
                                                                ==========      ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                               Additional                           Deferred
                                                  Common         Common          Paid-in         Treasury         Compensation
                                                  Shares          Stock          Capital           Stock           Obligation
                                                ----------      ---------      ------------      ----------      --------------
Balance, December 31, 1996....................       7,870      $   8,007      $        152      $       --      $           --
 Sale of stock in private placement...........       4,530         15,846             3,415              --                  --
 Offering costs...............................          --         (2,780)              777              --                  --
 Stock issued to SONeTech.....................         187            375                --              --                  --
 Stock issued in acquisitions.................         437          2,112                --              --                  --
 Exercise of stock options....................         475            262                --              --                  --
 Stock purchases..............................        (100)           (12)               --              --                  --
 Compensation.................................          30            194                --              --                  --
 Warrants.....................................          --             --               430              --                  --
 Other comprehensive income:
  Unrealized loss on securities...............          --             --                --              --                  --
 Net loss.....................................          --             --                --              --                  --
                                                ----------      ---------      ------------      ----------      --------------
Balance, December 31, 1997....................      13,429         24,004             4,774              --                  --
 Common stock issued for:
  401(k) match................................          69            436                --              --                  --
  Payments to consultants.....................          10             55                --              --                  --
  Correction of private placement.............          10             --                --              --                  --
  Business combinations.......................         240          2,267                --              --                  --
  Exercise of stock options...................          44             17                --              --                  --
  Exercise of warrants........................          35            129               (21)             --                  --
 Compensation.................................          87            579                --              --                  --
 Deferred stock compensation..................          --             --                --            (502)                502
 Warrants issued in private placement.........          --             --             6,886              --                  --
 Warrants issued to consultants...............          --             --                80              --                  --
 Other comprehensive income:
  Reclassification adjustment for loss
    included in net loss......................          --             --                --              --                  --
 Net loss.....................................          --             --                --              --                  --
                                                ----------      ---------      ------------      ----------      --------------
Balance, December 31, 1998....................      13,924         27,487            11,719            (502)                502
 Common stock issued for:
  Initial Public Offering, net of
    offering costs............................       8,937        122,281                --              --                  --
  401(k) match................................         257          2,751                --              --                  --
  Business combinations.......................         405          4,234                --              --                  --
  Exercise of stock options...................          79            248                --              --                  --
  Exercise of warrants........................       2,285         19,346            (6,325)             --                  --
 Preferred stock conversion...................       2,667         19,206                --              --                  --
 Compensation.................................         130          1,388                --              --                  --
 Shares repurchased...........................         (38)            (4)               --              --                  --
 Distribution of deferred stock...............          (4)           (50)               --             180                (180)
 Deferred stock compensation..................          --             --                --            (597)                597
 Warrants issued in connection with
  financing...................................          --             50             2,459              --                  --
 Options issued to employees..................          --             --               172              --                  --
 Other comprehensive income:
  Unrealized gain on investments..............          --             --                --              --                  --
 Net loss.....................................          --             --                --              --                  --
                                                ----------      ---------      ------------      ----------      --------------
Balance, December 31, 1999....................      28,642      $ 196,937      $      8,025      $     (919)     $          919
                                                ==========      =========      ============      ==========      ==============

                                                                        Other
                                                    Unearned        Comprehensive      Accumulated
                                                  Compensation         Income            Deficit            Total
                                                  ------------      -------------      -----------      -------------
Balance, December 31, 1996....................    $         --      $          --      $      (174)     $       7,985
 Sale of stock in private placement...........              --                 --               --             19,261
 Offering costs...............................              --                 --               --             (2,003)
 Stock issued to SONeTech.....................              --                 --               --                375
 Stock issued in acquisitions.................              --                 --               --              2,112
 Exercise of stock options....................            (205)                --               --                 57
 Stock purchases..............................              --                 --               --                (12)
 Compensation.................................              --                 --               --                194
 Warrants.....................................              --                 --               --                430
 Other comprehensive income:
  Unrealized loss on securities...............              --                (17)              --                (17)
 Net loss.....................................              --                 --           (9,655)            (9,655)
                                                  ------------      -------------      -----------      -------------
Balance, December 31, 1997....................            (205)               (17)          (9,829)            18,727
 Common stock issued for:
  401(k) match................................              --                 --               --                436
  Payments to consultants.....................              --                 --               --                 55
  Correction of private placement.............              --                 --               --                 --
  Business combinations.......................              --                 --               --              2,267
  Exercise of stock options...................              --                 --               --                 17
  Exercise of warrants........................              --                 --               --                108
 Compensation.................................              55                 --               --                634
 Deferred stock compensation..................              --                 --               --                 --
 Warrants issued in private placement.........              --                 --               --              6,886
 Warrants issued to consultants...............              --                 --               --                 80
 Other comprehensive income:
  Reclassification adjustment for loss
    included in net loss......................              --                 17               --                 17
 Net loss.....................................              --                 --          (50,576)           (50,576)
                                                  ------------      -------------      -----------      -------------
Balance, December 31, 1998....................            (150)                --          (60,405)           (21,349)
 Common stock issued for:
  Initial Public Offering, net of
    offering costs............................              --                 --               --            122,281
  401(k) match................................              --                 --               --              2,751
  Business combinations.......................              --                 --               --              4,234
  Exercise of stock options...................              --                 --               --                248
  Exercise of warrants........................              --                 --               --             13,021
 Preferred stock conversion...................              --                 --               --             19,206
 Compensation.................................            (100)                --               --              1,288
 Shares repurchased...........................              --                 --               --                 (4)
 Distribution of deferred stock...............              --                 --               --                (50)
 Deferred stock compensation..................              --                 --               --                 --
 Warrants issued in connection with financing.              --                 --               --              2,509
 Options issued to employees..................              --                 --               --                172
 Other comprehensive income:
  Unrealized gain on investments..............              --                573               --                573
 Net loss.....................................              --                 --         (108,260)          (108,260)
                                                  ------------      -------------      -----------      -------------
Balance, December 31, 1999....................    $       (250)     $         573      $  (168,665)     $      36,620
                                                  ============      =============      ===========      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Years Ended December 31,
                                                                      ---------------------------------------------
                                                                          1997           1998              1999
                                                                      -----------     -----------       -----------
Cash flows from operating activities
 Net loss........................................................     $    (9,655)    $   (50,576)      $  (108,260)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization...................................           1,453           7,493            17,295
 Impairment of long-lived assets.................................              --              --               650
 Amortization of deferred financing costs and accretion of
  debt discount..................................................              --           1,162             1,984
 Provision for uncollectible accounts............................              --             197             3,153
 Stock compensation expense......................................             195             634             1,460
 401k contributions through the issuance of stock................              --             436             2,751
 Warrants issued for the payment of consulting fees..............              --              80                --
 Loss from sale of equipment and investment......................              91              --               221
 Change in working capital (net of acquisitions):
  Trade accounts receivable......................................          (1,527)        (10,970)          (16,489)
  Inventory......................................................            (230)         (2,068)           (2,527)
  Prepaid expenses, deposits and other current assets............             (43)           (870)           (4,181)
  Trade accounts payable.........................................           1,327          12,357             4,194
  Accrued compensation...........................................           1,468           2,592             5,459
  Accrued interest...............................................              --           5,214                94
  Deferred revenue and customer deposits.........................              62           3,300              (194)
  Other accrued liabilities......................................             161           2,321            (2,965)
                                                                      -----------     -----------       -----------
 Net cash used in operating activities...........................          (6,698)        (28,698)          (97,355)
Cash flows from investing activities
 Additions of property and equipment.............................          (2,042)         (6,877)          (20,820)
 Acquisitions, net of cash acquired..............................          (1,542)        (42,364)          (10,545)
 Short-term investments..........................................          (7,388)          7,388           (34,343)
 Restricted cash.................................................            (406)        (50,944)           12,880
 Leases receivable...............................................              --          (1,174)           (8,242)
 Proceeds from sale of investment................................              --              --               155
 Intangible and other assets.....................................            (270)           (675)             (228)
                                                                      -----------     -----------       -----------
 Net cash used in investing activities...........................         (11,648)        (94,646)          (61,143)
Cash flows from financing activities
 Proceeds from initial public offering, net......................              --              --           122,281
 Proceeds from private placements of debt and equity, net........          17,257         152,378            19,206
 Payments on notes payable.......................................          (1,450)         (1,397)           (5,642)
 Payments on capital leases......................................              --          (2,941)           (7,193)
 Proceeds from borrowings, net of costs..........................              --             109            16,199
 Proceeds from exercise of stock options and warrants............              57             125            13,269
 Repurchase of common shares.....................................             (12)             --                (4)
                                                                      -----------     -----------       -----------
 Net cash provided by financing activities.......................          15,852         148,274           158,116
                                                                      -----------     -----------       -----------
Net increase (decrease) in cash and cash equivalents.............          (2,494)         24,930              (382)
Cash and cash equivalents at beginning of period.................           3,161             667            25,597
                                                                      -----------     -----------       -----------
 Cash and cash equivalents at end of period......................     $       667     $    25,597       $    25,215
                                                                      ===========     ===========       ===========
Supplemental disclosure of other cash and non-
 cash investing and financing activities:
 Acquisition of equipment through financing facilities...........     $     1,675     $    13,039       $    28,304
 Interest paid...................................................     $       145     $    11,125       $    23,413

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation:

     References in these footnotes to "Convergent Communications," "us," "we," and "our" refer to Convergent Communications, Inc. and its subsidiaries.

     We are a rapidly growing national provider of e-Sourcing solutions primarily to businesses with 25 to 500 employees. "e-Sourcing" is the purchase of managed communications solutions over broadband Internet Protocol based applications. Inside our customers' premises we own communications networks and provide professional services, such as the design, installation, management and monitoring of those networks. Outside our customers' premises, we provide a full range of data and voice transport services. By operating networks both inside and outside our customers' premises, and by offering a broad range of Internet, data and voice systems and services, we enable small and medium sized businesses to use state-of-the-art communications solutions, including data and voice networks based on broadband Internet Protocol, electronic commerce, the Internet and sophisticated communications systems. We intend to become the leading provider of IP-based Internet, data and voice systems and services to small and medium sized businesses. We provide the following systems and services:

 . eBusiness which includes Web development and hosting;

 . Enterprise Services which include integration services, enterprise managed services and broadband services;

 . Enterprise Systems which consists of data and voice systems.

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

     We have suffered recurring losses and negative cash flows since our inception. Currently, our existing cash balances and borrowing capabilities are only sufficient for us to continue to meet our obligations at our current operating level into May of 2000. These factors raise substantial doubt about our ability to continue as a going concern. No adjustments have been made in these financial statements as a result of this uncertainty. However, we have executed commitment letters with an investment group led by Texas Pacific Group for $175 million of additional financing through the sale of preferred stock and an additional commitment from a lending institution for a $50 million line of credit.

The line of credit commitment is subject to borrowing base restrictions and to the closing on the sale of the preferred stock.

     The sale of the preferred stock will consist of a sale of $175 million of newly issued 8 percent convertible preferred stock which will be convertible into common stock at a conversion price of $13 per share. The investors will also receive 700,000 warrants with an exercise price of $20 per share and 1.17 million warrants

                        CONVERGENT COMMUNICATIONS, INC.

exercisable at $25 per share. In addition, as part of the sale, we will be required to repay the loan to Goldman Sachs Credit Partners L.P. in full (see
Note 7). The sale of the preferred stock is subject to the execution of a definitive agreement, various closing conditions and certain regulatory and legal approvals.

Upon successful completion of these financings, we believe that we will have sufficient cash to fund our operations through at least December 31, 2000.


2.   Summary of Significant Accounting Policies:

Principles of Consolidation:

     The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated


Use of Estimates:

     Our management is required to make estimates and assumptions in order to prepare the financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents:

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Short-term Investments:

     Short-term investments are classified as available-for-sale securities at December 31, 1999. Gains or losses on the sale of short-term investments are recognized on the specific identification method. Unrealized gains or losses are treated as a separate component of comprehensive income until the security that the unrealized gain or loss was recorded on is sold.


Restricted Cash:

     Restricted cash primarily represents funds held in collateral accounts for paying semi-annual interest payments on our 13% Senior Notes through April 1, 2001. The cash is invested in U.S. Government Securities, which mature semi-annually on October 1 and April 1 through April 1, 2001 (see Note 7). Restricted cash also represents cash used to collateralize letters of credit, which are held as collateral for certain of our office leases, capital lease obligations and performance bonds. The amounts invested are classified as held to maturity and carried at amortized cost which approximates fair value.


Fair Value of Financial Instruments:

     The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt other than the 13% Senior Notes approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. The 13% Senior Notes are publicly traded securities. The quoted fair market value and the carrying amount of the 13% Senior Notes at December 31, 1998 and 1999 are as follows:

                        CONVERGENT COMMUNICATIONS, INC.

                                            Carrying        Fair Market
                                             Amount            Value
                                          ------------      ------------
     1998...........................      $160,000,000      $ 76,800,000
     1999...........................      $160,000,000      $120,000,000


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


Inventory:

     Inventory primarily consists of new and refurbished equipment for resale and is valued at the lower of cost or market using the first-in, first-out method. We evaluate the need and establish reserves associated with obsolete and excess inventory.


Intangible Assets:

     .  Intangible assets consist of the following:

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

     . Deferred finance costs are costs associated with obtaining certain financing arrangements and are amortized over the life of the financing arrangements, two to four years.

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


Long-Lived Assets:

     We evaluate the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

                        CONVERGENT COMMUNICATIONS, INC.

Disposed Of" ("SFAS 121"). SFAS 121 requires an evaluation of indicators of impairment and future undiscounted cash flows to be generated by those assets. Impairment is measured as the amount by which the asset's carrying amounts exceed the future discounted cash flows estimated to be generated by those assets. Certain of our long-lived operating assets were written off during 1999 in accordance with SFAS 121.


Investments:

     Investments consist of ownership interests of less than 20% in unrelated entities and are accounted for as available for sale securities. Changes in market value of the investments are included as a component of other comprehensive income.


Software:

     We capitalize certain internal and external costs of developing software for internal use in accordance with SOP 98-1. These costs are amortized on a straight line basis over three years, which is the estimated useful life of the software.


Revenue Recognition:

     Revenue is recognized for product sales when the product is shipped. Revenue from non-recurring services are recognized when the services are provided. Revenue for long-term service and maintenance contracts is recognized over the term of the contract as the services are provided. Revenue from reselling of long distance service is recognized at the time of performance based on customer usage. Revenue from sales of equipment under sales type leases is recognized at the inception of the lease.


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


Stock-Based Compensation:

     We use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our employee stock-based compensation plans. We account for options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that we recognize an amount based on the fair value of the option or warrant at the time of grant.


Concentrations of Credit Risk:

                        CONVERGENT COMMUNICATIONS, INC.

     We sell systems and services to small and medium sized businesses on open account and do not obtain collateral for our receivables. We also offer services and systems and lease equipment to our customers under long-term contracts, generally three to five years, in which we maintain ownership in the underlying equipment. We believe our reserves for potential credit losses are adequate and we perform on-going credit evaluations.

     All of our cash, cash equivalents and investments are maintained at three financial institutions. The investments consist of high-quality commercial paper.


Reclassifications:

     Certain reclassifications have been made to the prior year data to make it consistent with the 1999 presentation. These reclassifications had no impact on net loss.


Recent Accounting Standards:

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating changes to our current revenue recognition policies that may result from the application of this SAB.


3. Acquisitions:

     Communication Services of Iowa, Inc. In April 1997, we acquired Communication Services of Iowa, Inc. (CSI), an Iowa reseller of telephony keyboard PBX telephone equipment to businesses. We paid $100,000 cash, issued a $100,000 one-year promissory note at 8% and issued 25,000 shares of our common stock valued at $50,000 for total consideration of $250,000. The note was paid in March 1998.

     A.T.T.ex Corporation. In September 1997, we acquired A.T.T.ex Corporation (A.T.T.ex) of Des Moines, Iowa, a telecommunications service company that provided direct telephony service support to corporate customers. The purchase price consisted of $450,000 in cash and the issuance of 37,500 shares of our common stock valued at $187,500 for total consideration of $637,500.

     Vital Integration Solutions, Inc. In September 1997, we acquired Vital Integration Solutions, Inc. (Vital) of Des Moines, Iowa and Omaha, Nebraska, a full service integration solutions provider which specialized in comprehensive information management and networking solutions. Vital provided its clients with the hardware, software and integration services necessary to build information systems and networks. We paid $500,000 in cash and issued 375,000 shares of our common stock valued at $1,875,000 for total consideration of $2,375,000.

     Telephone Communications Corporation. In February 1998, we acquired the assets and assumed certain liabilities of Telephone Communications Corporation
(TCC) of Vail, Colorado. TCC was a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services to cities such as Dillon, Frisco and the Vail Valley. We paid $400,000 in cash, issued a $200,000 one-year note at 8% and issued 5,000 shares of our common stock which for purchase accounting purposes were assigned a value of $8.00 per share. We also assumed a note with National Network Corporation of approximately $287,000, which was paid in April 1998. Total consideration for the purchase was $927,000. We negotiated an early discounted payoff of the $200,000 note in the total amount of $180,000 (including accrued interest of $2,250) in May 1998.

     Network Computer Solutions, LLC. In February 1998, we acquired the assets and assumed certain liabilities of Network Computer Solutions (NCS) of Greenwood Village, Colorado. NCS provided network integration services. We paid $500,000 in cash, issued 50,000 shares of our common stock which for purchase

                        CONVERGENT COMMUNICATIONS, INC.

accounting purposes were assigned a value of $8.00, assumed liabilities of $438,372 and paid a finders fee of $150,000 for total consideration of $1,488,372.

     Communication Services of Colorado. In May 1998, we completed a merger with Communication Services of Colorado (CSC) of Englewood, Colorado. CSC was a long distance switchless reseller providing 1+, 0+, 800, and Calling Card services. The purchase price consisted of $475,000 in cash, the issuance of a $530,000 one-year note at 8% and assumed liabilities of $341,054 for total consideration of $1,346,054.

     HH&H Communications Technologies, Inc. In May 1998, we completed the acquisition of the assets and certain liabilities of HH&H Communications Technologies, Inc. (CTI), a voice equipment provider in Texas. We paid $200,000 in cash, issued 15,000 shares of our common stock, which for accounting purposes were assigned a value of $8.50 per share, and assumed liabilities of $151,383 for total consideration of $478,883.

     CMB Holdings, Inc. d/b/a Independent Equipment Company. In June 1998, we completed the acquisition of substantially all of the assets of CMB Holdings, Inc. d/b/a Independent Equipment Company (IEC), an equipment remarketer in Florida. The purchase price consisted of the issuance of 170,000 shares of our common stock, which for accounting purposes were assigned a value of $10.00 per share, for total consideration of $1.7 million.

     Tie Communications, Inc. Effective August 1, 1998 we completed the acquisition of substantially all the assets and certain of the liabilities of Tie Communications, Inc. (Tie). The purchase price consisted of $40.0 million in cash and the assumption of certain liabilities, which with legal and professional and other costs resulted in a total purchase price of approximately $51.4 million. Tie was a telecommunications equipment provider and a nationwide reseller of long-distance service.

     Kansas Communications, Inc. In February 1999, we acquired the assets and assumed certain liabilities of Kansas Communications, Inc. (KCI). KCI was a telecommunications equipment provider and integrator. The purchase price consisted of $1.5 million in cash, $4.5 million in notes payable and 24,925 shares of our common stock, which, for purchase accounting purposes, were assigned a value of $10.00 per share, and assumed liabilities of $2.4 million resulting in total consideration of $8.7 million. In April 1999, $1.5 million of the notes payable were paid with the proceeds from the sale of our Series A Convertible Preferred Stock. In July 1999 $2.0 million of the notes payable was repaid and the remaining balance was paid in November 1999.

     BSSi Innovations, Inc.  In April 1999, we acquired BSSi Innovations, Inc.
(BSSi). BSSi was a data network integration services provider based in Chicago, Illinois. The purchase price consisted of $455,000 in cash, 37,000 shares of our common stock, which for purchase accounting purposes were assigned a value of $10.00 per share, and assumed debt of approximately $525,000, resulting in total consideration of $1.4 million. An additional 20,000 shares may be issued if certain financial conditions are met.

     Choice Solutions, Inc. In June 1999 we purchased the majority of the assets and assumed certain liabilities of Choice Solutions, Inc. (CSI). CSI was a data network integration services provider based in Dallas, Texas. The purchase price consisted of $1.1 million in cash. Up to $225,000 in additional shares of our common stock may be issued if certain financial conditions are met.

     Network Technologies Group. In September 1999, we purchased the majority of the assets and assumed certain liabilities of Network Technologies Group
(NTG). NTG was a data network integration services provider based in Miami, Florida. The purchase price consisted of $675,000 in cash and $475,000 in shares of our common stock for a total purchase price of $1.2 million. Up to an additional $500,000 in shares of our common stock may be issued if certain financial conditions are met.

     Entre Business Technology Group. In October 1999, we acquired Video Enterprises Corporation, d/b/a Entre Business Technology Group (EBTG). EBTG was a data network integration services provider based in Atlanta, Georgia. The purchase price consisted of $2.0 in cash, $2.1 million in shares of our common stock, and assumed debt of approximately $2.6 million, resulting in total consideration of $6.7 million. Up to $700,000 in additional shares of our common stock may be issued if certain financial conditions are met.

                        CONVERGENT COMMUNICATIONS, INC.

     Classic Datacom, Inc. In November 1999, we purchased the majority of the assets and assumed certain liabilities of Classic Datacom, Inc. (CDI). CDI was a data network integration services provider based in Hartford, Connecticut. The purchase price consisted of $1.7 million in cash and $1.0 million in common stock for total consideration of $2.7 million. Up to $600,000 in additional shares of our common stock may be issued if certain financial conditions are met.

     We accounted for these acquisitions as business combinations, which were accounted for by the purchase method of accounting. We valued the acquisitions at the fair market value of the consideration given. With regard to our common stock and warrants, prior to our initial public offering, we determined the fair market value based upon a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. An option pricing model was also used to value our warrants. In connection with the acquisitions, the excess of consideration given over the fair market value of the net assets acquired is being amortized on a straight line basis over the estimated life of the intangible assets acquired which is five to ten years. The accompanying financial statements include the accounts of the acquired companies from the effective dates of the acquisitions.

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

     Sigmacom Corporation. In December 1997, we acquired certain data integration assets of Cavion Technology, Inc. (formerly Sigmacom Corporation). Cavion is a systems integrator for corporate audio, video and data communications, providing state-of-the-art systems that combine telecommunications and computer network technologies. Cavion is also developing Internet application software for financial institutions such as credit unions. We paid $875,000 in cash and issued Sigmacom a warrant to purchase 25,000 shares of our common stock at an exercise price of $15.00 per share, which expired in December 1999. We valued the warrants, at an aggregate value of $30,000 utilizing an option pricing model and a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. We also acquired a minority interest in Cavion's software development business to which we allocated $350,000 of the purchase price. The value of this minority interest as of December 31, 1999 was approximately $520,000.

The consideration paid for acquisitions in 1997, 1998 and 1999, and the allocation of such consideration to the acquired assets and assumed liabilities is as follows:

                                                                      1997                1998                 1999
                                                                 --------------      --------------      --------------
                                                                                     (in thousands)
     Cash paid, net of cash acquired......................       $        1,542      $       42,364      $       10,545
     Common stock issued to the former owners.............                2,113               2,266               4,234
     Notes payable and liability to former owners.........                  100                 908               4,490
     Warrants issued......................................                   55                  --                  --
                                                                 --------------      --------------      --------------
       Total amount to be allocated.......................       $        3,810      $       45,538      $       19,269
                                                                 ==============      ==============      ==============

     Allocation to acquired assets and assumed
       liabilities:
       Goodwill...........................................       $        3,384      $       42,544      $       15,344
       Accounts receivable................................                  400               4,813               6,959
       Inventory..........................................                  116               4,586               4,300
       Equipment..........................................                  356               2,945               1,202
       Customer lists.....................................                   --               1,684                  --

                        CONVERGENT COMMUNICATIONS, INC.

       Prepaid expenses, deposits and other
         current assets...................................                    4                 669                 153
       Investment.........................................                  350                  --                  --
       Accounts payable and accrued liabilities...........                 (637)             (6,804)             (6,903)
       Deferred revenue, net of costs.....................                   --              (1,912)             (1,602)
       Debt...............................................                 (163)             (2,987)               (184)
                                                                 --------------      --------------      --------------
     Amounts allocated....................................       $        3,810      $       45,538      $      $19,269
                                                                 ==============      ==============      ==============

     On a pro forma basis, as though the above combinations had taken place at the beginning of the periods presented, revenue, net loss and net loss per share would have been as follows (unaudited):

                                            1998               1999
                                        ------------       ------------
                                           (in thousands, except per
                                                 share amounts)
     Revenue..........................  $    109,667       $    192,895
     Net loss.........................  $    (59,462)      $   (110,041)
     Net loss per share...............  $      (2.14)      $      (5.33)
     Weighted average shares..........        27,847             20,628


     4.   Short-Term Investments:

     All of our short-term investments as of December 31, 1999 are classified as available for sale. The investments had an amortized cost basis of $34.3 million at December 31, 1999 and a fair value of $34.7 million at December 31, 1999. The unrealized gain at December 31, 1999 related to these investments which matured in 2000 was $398,881.


     5.   Leases Receivable:

     Our wholly owned subsidiary, Convergent Capital Corporation (CCC), leases data and telephony equipment to our customers under direct financing and sales type leases. The receivables, which are due over two to five years, are collateralized by the equipment being leased. The current portion of leases receivable is included in other current assets. The components of leases receivable and the future minimum payments receivable are as follows: collateralized by the equipment being leased. The current portion of leases receivable is included in other current assets. The components of leases receivable and the future minimum payments receivable are as follows:

                                                             December 31,
                                                                 1999
                                                            --------------
Receivable:                                                 (in thousands)
     2000...............................................    $        3,858
     2001...............................................             3,446
     2002...............................................             2,582
     2003...............................................             1,055
     2004...............................................               505
       Thereafter.......................................                76
                                                            --------------
   Gross receivables....................................            11,522
   Unearned income......................................            (1,747)
                                                            --------------
   Lease receivables....................................             9,775
   Less: current portion................................            (3,625)
                                                            --------------
   Long-term lease receivables..........................    $        6,150
                                                            ==============

6.   Property, Network and Equipment:

                        CONVERGENT COMMUNICATIONS, INC.

Property, network and equipment consists of the following:

                                                              December 31,
                                                       ------------------------------
                                                           1998              1999
                                                       ------------      ------------
                                                              (in thousands)
  Office furniture and equipment....................   $     14,057      $     27,424
  Network equipment.................................          8,608            37,843
  Enterprise Managed Services network equipment.....          4,297             7,611
  Leasehold improvements............................            939             2,875
  Company vehicles..................................            238             1,702
                                                       ------------      ------------
                                                             28,139            77,455
  Less accumulated depreciation.....................         (4,883)          (15,292)
                                                       ------------      ------------
  Net property, network and equipment...............   $     23,256      $     62,163
                                                       ============      ============

     Depreciation expense was $515,317 for the year ended December 31, 1997, $4.3 million for the year ended December 31, 1998 and $10.6 million for the year ended December 31, 1999.

                        CONVERGENT COMMUNICATIONS, INC.

We enter into capital leases for various equipment. Equipment under capital leases is as follows:

                                                       December 31,
                                                 ------------------------
                                                    1998          1999
                                                 ----------    ----------
                                                     (in thousands)
     Network equipment........................   $   11,865    $   15,189
     Furniture and equipment..................        4,020        16,072
     Vehicles.................................           --         1,431
                                                     15,885        32,692
     Less accumulated depreciation............       (2,906)       (7,872)
                                                 ----------    ----------
                                                 $   12,979    $   24,820
                                                 ==========    ==========

7.   Notes Payable and Capital Leases:

Notes Payable

Notes payable consist of the following:

                                                                               December 31,
                                                                        --------------------------
                                                                           1998           1999
                                                                        -----------    -----------
                                                                             (in thousands)
     13% Senior Notes payable, (i) below..............................  $   153,630    $   154,319
     $10.0 Million Senior Facility, (ii) below........................           --          9,631
     $103.5 Million Credit Facility, (iii) below......................           --          9,537
     Notes payable for discounted long-term receivables, (iv) below...           --          6,193
     Note payable for acquisition, interest at 8%, principal and
      accrued interest due May 1999...................................          530             --
     Other............................................................          175            103
                                                                        -----------    -----------
                                                                            154,335        179,783
     Less current portion.............................................         (604)        (1,788)
                                                                        -----------    -----------
     Long term portion................................................  $   153,731    $   177,995
                                                                        ===========    ===========


_____________

(i) On April 2, 1998 we completed a private offering of $160.0 million of 13% Senior Notes and 640,000 warrants to purchase 864,000 of our common shares. The 13% Senior Notes mature on April 1, 2008 and interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 1998. At the same time as the closing of the 13% Notes Offering, we deposited U.S. Government Securities in a collateral account. The amount deposited in the collateral account together with the interest earned on those securities, will be enough to pay the first six interest payments on the 13% Senior Notes. The first payment was made on October 1, 1998. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and to make certain payments, including dividends. Each Warrant entitles the holder to purchase 1.35 shares of our common stock at an exercise price of $.02 per share. The Warrants are currently exercisable and expire on April 1, 2008. Each Warrant was assigned a value of $21.52 using an option pricing model, a market analysis of publicly traded companies and a discounted cash flow analysis. The proceeds that were attributable to the Warrants were treated as a discount to the 13% Senior Notes and allocated to shareholders' equity. We received proceeds approximately of $95.6 million after deducting offering costs of approximately $7.6 million and making the deposit of $56.8 million into the collateral account. As of December 31, 1999 the amount outstanding, net of the unaccreted discount of $6.4 million resulting from the allocation of the warrants, was $154.3 million.

                        CONVERGENT COMMUNICATIONS, INC.

(ii) In June 1999, we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility are being used for working capital and other general corporate purposes. Interest accrues at the greater of 13.0% or LIBOR plus 6.0% with interest payments due monthly. The principal amount outstanding along with any accrued interest is due in June, 2002. We cannot re-borrow amounts repaid under this facility. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share, which are exercisable through July 23, 2002. As of December 31, 1999 none of these warrants had been exercised. We have obtained waivers for non-compliance with certain financial covenants of this facility as of December 31, 1999. We have borrowed the full amount available under this facility.

(iii) In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility will provide the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of December 31, 1999. The warrant has an exercise price of $15.00 per share and is exercisable for three years from the date of issuance. The facility will be available in three tranches over a three year period with quarterly payments due over three years beginning one year from the availability of each tranche. As of December 31, 1999, we had borrowed $9.5 million under this facility.

(iv) We have entered into financing arrangements in which we have assigned, on a non-recourse basis, certain of our long-term receivables resulting from equipment leasing and Enterprise Managed Services contracts, to financing institutions. The indebtedness resulting from these transactions is paid down over the term of the corresponding receivables which is two to five years. Interest on this borrowing ranges from 6% to 12% and is collateralized by the equipment provided under the contract with our customer.

     Scheduled maturities on debt outstanding are as follows:

                                                            December 31,
                                                               1999
                                                          ----------------
     Due in:
     2000................................................ $          1,788
     2001................................................            5,099
     2002................................................           14,939
     2003................................................            3,701
     2004................................................              240
     Thereafter..........................................          160,066
                                                                   185,833
   Less unaccreted discount..............................           (6,050)
                                                          ----------------
     Total debt.......................................... $        179,783
                                                          ================

Capital Leases

     Some of our equipment and equipment used by our customers is leased under capital leases. The following is a schedule of the minimum lease payments under capital leases together with the present value of the minimum lease payments.

                                                            December 31,
                                                                1999
                                                          ----------------
                                                           (in thousands)
     Due in:
       2000.............................................. $         14,816
       2001..............................................           12,824
       2002..............................................            9,458
       2003..............................................              823

                        CONVERGENT COMMUNICATIONS, INC.

     2004...............................................                42
                                                          ----------------
     Total minimum lease payments.......................            37,963
     Less amount representing interest..................           (12,272)
                                                          ----------------
     Present value of minimum lease payments............            25,691
     Less current portion...............................            (9,533)
                                                          ----------------
     Long-term portion..................................   $        16,158
                                                          ================

     Comdisco Facility. In November 1997 we entered into an agreement with Comdisco, Inc. (Comdisco) which provides for up to $50 million of equipment lease financing. At December 31, 1999, $30 million of the $50.0 million was available for us to use of which $24.8 million was being utilized. The remaining $20.0 million will be available upon the satisfaction of additional conditions. This facility will expire on June 30, 2000.

The Comdisco facility is collateralized by the equipment being financed. In addition, we are required to issue a warrant to acquire shares of our common stock in an amount equal to ten percent (10%) of the facility, divided by the exercise price per share. The exercise price per share is equal to the price paid by investors in recent equity offerings, not less than $6.00 per share. The warrants will be issued in three installments based upon amounts available under the facility. We issued a warrant in 1997 for the purchase of 166,666 shares of our common stock at an exercise price of $6.00 per share for the first $10 million of the facility. We issued a warrant in 1999 for the purchase of 200,000 shares of our common stock at an exercise price of $10.00 per share for the second $20.0 million of the facility. The warrants were valued utilizing an option pricing model, and a number of factors including a market analysis of publicly traded companies and a discounted cash flow analysis. The warrants, all of which were outstanding as of December 31, 1999, are being amortized into interest expense over three years.

     GATX Financing. In May 1997, we entered into a Master Equipment Lease with GATX Technology Services Corporation (GATX) to lease equipment, facilities and related items for our internal expansion as well as equipment to be used for customer installations. The facility is collateralized by a $100,000 standby letter of credit. In connection with the establishment of the facility, we issued a warrant to GATX for the purchase of 40,285 shares of our common stock at an exercise price of $6.00 per share. We valued the warrant utilizing an option pricing model and a number of other factors including a market analysis of publicly traded companies and a discounted cash flow analysis. The warrant is being amortized into interest expense over three years. We had amounts outstanding under this facility of $4.4 million as of December 31, 1998 and $4.7 million as of December 31, 1999.


8.   Commitments:

We lease a portion of our buildings and equipment under operating leases. Future minimum payments under operating leases are as follows:

                                                              December 31,
                                                                  1999
                                                           -----------------
                                                             (in thousands)
     Due in:
     2000.................................................  $         7,941
     2001.................................................            6,762
     2002.................................................            6,013
     2003.................................................            4,789
     2004.................................................            3,517
     Thereafter...........................................            3,324
                                                           ----------------
                                                            $        32,346
                                                           ================

Rent expense under operating leases was $431,930 for the year ended December 31, 1997, $4.3 million for the year ended December 31, 1998, and $7.0 million for the year ended December 31, 1999.

                        CONVERGENT COMMUNICATIONS, INC.

9.   Shareholders' Equity (Deficit):

We have 1,000,000 shares of preferred stock authorized none of which were outstanding as of December 31, 1998 and 1999.

On October 31, 1996, we issued 187,500 shares of our common stock in exchange for a 10% equity interest in Services-oriented open Network Technologies, Inc. (SONeTech) and an exclusive engineering and consulting agreement. In May, 1999, we reacquired 37,500 shares of our common stock for $4,500 and sold our equity interest. A loss of $220,500 was recognized in the transaction.

In February 1997, we completed the second of two tranches of an offering of an aggregate of 3,500,000 units. Each of the units consisted of one share of common stock and one-half warrant to purchase a share of common stock (the first tranche of 2,369,763 units closed in late 1996). The units were sold at a price of $2.00 each. One warrant entitled the holder to purchase one share of common stock for a price of $3.00 per share for five years from the date of the offering. As part of the offering, we issued warrants to purchase 1,750,000 of our common shares to investors, which were exercisable at $3.00 per share. As of December 31, 1999, 173,115 of these warrants had been exercised and 872 had been cancelled. We also issued warrants to purchase 370,625 of our common shares to the placement agents, which are exercisable at $2.40 per share through November 7, 2001. As of December 31, 1999, all of these warrants remained outstanding.

In October 1997, we completed an offering of 3,410,000 units consisting of one share of our common stock and one-half warrant to purchase a share of our common stock. The units were sold at a price of $5.00 each. The proceeds, net of related offering costs, were approximately $15.2 million. One warrant entitles the holder to purchase one share of our common stock for a price of $7.50 per share, beginning in November 1998 through July 14, 1999. As of December 31, 1999, 1,667,250 of these warrants had been exercised and 37,750 were cancelled. We also issued warrants to purchase 307,930 of our common shares to the placement agents exercisable at $6.00 per share beginning in May 1998 through November 14, 2002. As of December 31, 1999 12,053 of these warrants had been exercised and 1,627 had been cancelled.

In connection with the signing of financing agreements with Comdisco, Inc. and GATX, we granted Comdisco warrants to purchase 166,666 shares of our common stock and granted GATX warrants to purchase 40,285 shares of our common stock. All of these warrants are exercisable at $6.00 per share. The Comdisco warrants are currently exercisable and expire on July 23, 2004. The GATX warrants are exercisable beginning in May 1998 and expire in May 2002. As of December 31, 1999, all of these warrants remained outstanding.

In August 1998, we entered into a consulting agreement under which the consultant recruited senior management personnel on behalf of our wholly-owned subsidiary, Convergent Capital Corporation. As a result of the services performed under this agreement, we issued warrants to the consultant to purchase 62,500 shares of our common stock at $10.00 per share. The warrants are currently exercisable and expire on August 3, 2008. We valued the warrants using an option pricing model and recognized consulting expense of $79,883. As of December 31, 1999, all of these warrants remained outstanding.

Certain holders of our common stock and the holders of certain warrants have the right to demand that we file a registration statement to register their shares and the shares underlying their warrants.

Stock Option Plans:

We have adopted the 1996 and 1997 Incentive and Non-Statutory Option Plans, the 1998 and 1999 Stock Option Plan and the Stock Incentive Plan (the "Plans") which authorize us to grant up to 6,450,000 shares of our common stock to employees, consultants and directors under incentive stock options within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended, and to grant non-statutory stock options.

                        CONVERGENT COMMUNICATIONS, INC.

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

The Plans are administered by our Board of Directors or a committee of the Board which determines the terms of the options granted, including the exercise price, the number of shares of our common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee.

In May 1997, we accelerated the vesting provisions related to options of certain employees to purchase 475,000 shares with an exercise price of $0.12 per share and all of the options were exercised. The underlying shares are subject to a repurchase agreement over a five year period whereby we can repurchase a portion of the shares upon termination of employment. The amount available for repurchase is reduced by 20% each year of employment. In late 1997, we repurchased 100,000 shares for $0.12 per share, upon the termination of one of the exercising employees. The repurchased shares are included in the authorized but unissued shares of common stock. At December 31, 1999, approximately 105,000 shares were subject to repurchase.

The following table sets forth our stock option activity:


                                                                                        Weighted           Weighted
                                                                                        Average            Average
                                                                     Number of          Exercise          Grant Date
                                                                      Shares             Price            Fair Value
                                                                  --------------      -----------        -----------
                                                                   (in thousands)
  Outstanding at December 31, 1996.............................             905          $   1.02         $       --
    Granted
       Above market value......................................           1,405              3.60               0.52
       At market value.........................................             493              3.90               1.12
    Exercised  ................................................            (475)             0.12                 --
    Canceled...................................................              (6)             2.66                 --
                                                                  -------------       -----------        -----------
  Outstanding at December 31, 1997.............................           2,322              3.38                 --
    Granted
       Above market value......................................           1,361             11.26               0.16
       At market value.........................................             321              7.48               1.74
    Exercised  ................................................             (44)             0.38                 --
    Canceled...................................................            (638)             5.26                 --
                                                                  -------------       -----------        -----------
  Outstanding at December 31, 1998.............................           3,322              6.50                 --
    Granted
        Above market value.....................................             475             14.49               5.65
        At market value........................................             549             10.43               5.87
        Below market value.....................................             103             14.28              17.35
    Exercised..................................................             (98)             4.76                 --
    Canceled...................................................            (567)             7.13                 --
                                                                  -------------       -----------        -----------
  Outstanding at December 31, 1999.............................           3,784        $     8.30       $         --
                                                                  =============       ===========        ===========

The following table indicates the number of shares exercisable and the weighted average exercise prices at December 31:

                                                                        1997              1998               1999
                                                                   --------------    --------------       ------------
  Options exercisable..........................................           172,500           495,050          1,025,200
  Weighted average exercise price..............................      $       2.58      $       3.32       $       5.27

                        CONVERGENT COMMUNICATIONS, INC.

At December 31, 1999, the range of exercise prices and weighted average remaining contractual life for options outstanding was as follows:

                                                                        Weighted Average
                                                  Option Price        Remaining Contractual
Number of Shares                                     Range                   Life
---------------------------------------------   ----------------     ----------------------
1,265,250....................................   $ 2.00 to $ 5.00           5.6 years
  842,700....................................   $ 5.01 to $10.00           6.4 years
1,574,750....................................   $10.01 to $15.00           8.4 years
  100,500....................................   $15.01 to $20.00           9.3 years
      750....................................   $20.01 to $21.50           9.6 years

                        CONVERGENT COMMUNICATIONS, INC.

If the compensation cost for the Plan was determined based on the fair value at the grant dates for awards using the method prescribed by SFAS 123, our pro forma net loss and net loss per share would have been as follows:

                                                                            Years  Ended December 31,
                                                           -----------------------------------------------------------
                                                                  1997                 1998                   1999
                                                           ---------------       ----------------       --------------
  Net loss:                                                            (in thousands, except per share amounts)
      As reported.......................................   $        (9,655)      $        (50,576)      $     (108,260)
      Pro-forma.........................................   $        (9,703)      $        (50,958)      $     (109,073)
  Net loss per share:
      As reported.......................................   $         (0.92)      $          (3.68)      $        (5.32)
      Pro-forma.........................................   $         (0.92)      $          (3.72)      $        (5.36)

     The fair value of each option grant is estimated on the date of grant using the minimum value method prior to our Initial Public Offering IPO) on July 19, 1999 and the Black Scholes method from July 19, 1999 forward, with the following assumptions:

                                                                             Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                      1997                1998               1999
                                                                 ---------------     --------------       -----------
Dividend yield                                                               --                 --                --
  Volatility................................................                 --                 --               141
  Risk-free interest rate...................................          5.65-6.84%         5.38-5.71%        4.60-6.30%
  Expected lives............................................            5 years            5 years           5 years

     Because we expect to make additional option grants, the above pro forma disclosures are not necessarily representative of pro forma effects on net income to be reported for future years.

     We recognized compensation expense for employee stock grants and stock options of $194,517 for the year ended December 31, 1997, $633,828 for the year ended December 31, 1998, and $1.5 million for the year ended December 31, 1999.

                        CONVERGENT COMMUNICATIONS, INC.

10.  Business Segments:

     We classify our business into three fundamental areas: eBusiness Solutions, Enterprise Services and Enterprise Systems. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the most significant factors used in evaluating the operating performance are: revenue and gross margin before depreciation as presented below:

                                                                               Years Ended December 31,
                                                              ---------------------------------------------------------
                                                                    1997                1998                 1999
                                                              ---------------      ---------------      ---------------
                                                                                   (in thousands)
Revenue:
  eBusiness Solutions.....................................      $          --      $            --      $         1,742
  Enterprise Services.....................................              2,795               27,922               64,806
  Enterprise Systems......................................              7,415               33,678               93,374
                                                              ---------------      ---------------      ---------------
          Total                                                        10,210               61,600              159,922
Gross margin before depreciation:
  eBusiness Solutions.....................................                 --                   --                1,022
  Enterprise Services.....................................              1,517               12,335               31,979
  Enterprise Systems......................................              1,325                5,562               22,876
                                                              ---------------      ---------------      ---------------
          Total                                                         2,842               17,897               55,877
                                                              ---------------      ---------------      ---------------
Reconciliation to net loss:
  Selling, general and administrative.....................            (10,983)             (47,862)            (125,350)
  Depreciation and amortization...........................             (1,453)              (7,493)             (17,295)
  Impairment of long-lived assets.........................                 --                   --                 (650)
                                                              ---------------      ---------------      ---------------
  Operating loss                                                       (9,594)             (37,458)             (87,418)
  Interest expense                                                       (156)             (17,502)             (25,491)
  Interest income.........................................                251                4,632                4,880
  Other income (expense)                                                 (156)                (248)                (231)
                                                              ---------------      ---------------      ---------------
          Net loss                                              $      (9,655)     $       (50,576)     $      (108,260)
                                                              ===============      ===============      ===============

11.  Deferred Compensation:

     We have a Deferred Compensation plan whereby certain management employees can elect to defer a portion of their compensation which will be paid in shares of our common stock at a future date. The plan requires that we issue shares of common stock into a rabbi trust which will then be distributed to the employee at a specified date in the future not less than one year from the deferral date. We have recorded the deferred compensation amount as treasury stock (for accounting purposes) and as a deferred compensation obligation in the shareholders' equity (deficit) section of the balance sheet. As of December 31, 1999, 148,171 shares of our common stock are being held in the rabbi trust.


12.  Income Taxes:

     For federal income tax purposes we had net operating loss carryforwards of $152.2 million as of December 31, 1999. Section 382 of the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in ownership occur. As a result, our ability to use these net operating loss carryforwards, which will begin to expire in 2011, may be limited.

                   CONVERGENT COMMUNICATIONS, INC.

The components of the net deferred tax assets are as follows:


                                                                                        December 31,
                                                                            ---------------------------------------
                                                                                 1998                     1999
                                                                            ---------------          --------------
  Deferred tax assets:                                                                 (in thousands)
     Net operating loss carryforwards..................................     $        17,058          $       57,828
     Deferred revenue..................................................               1,924                   2,441
     Accrued vacation and bonus........................................               1,342                   1,635
     Intangibles.......................................................                 549                   1,031
     Allowance for doubtful accounts...................................                 528                     747
     Deferred gain on sales-type leases................................                  --                     646
     Charitable contributions..........................................                  --                      16
     Property and equipment............................................                 462                     367
     Self-insurance and warranty liabilities...........................                 449                     135
     Original issue discount...........................................                 384                     201
     Valuation allowance...............................................             (22,696)                (65,047)
                                                                            ---------------          --------------
        Total net deferred tax assets..................................     $            --          $           --
                                                                            ===============          ==============

The increase in the valuation allowance of $19.1 million in 1998 and $42.4 million in 1999 are due to increased losses during each year. We have recorded a full valuation allowance on the net deferred tax assets due to continuing losses.

Our actual income taxes differed from the expected federal statutory rate as follows:

                                                                                  Years Ended December 31,
                                                                      ----------------------------------------------
                                                                         1997             1998              1999
                                                                      -------------     -----------      -----------
  Statutory tax rate..........................................                 34 %            34 %            35 %
  State taxes, net of federal benefit.........................                  4               4               3
  Valuation allowance.........................................                (38)            (38)            (38)
                                                                      -----------       ---------        ---------
  Effective tax rate..........................................                 -- %            -- %             --%
                                                                      ===========       =========        =========

13.  Net Loss Per Share:

     The net loss available to common shareholders consists of the following:

                                                                                   Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                         1997               1998                 1999
                                                                    ---------------    ---------------      ---------------
                                                                                       (in thousands)
     Net loss..................................................     $        (9,655)   $       (50,576)     $      (108,260)
                                                                    ===============    ===============      ===============
     The weighted average shares consist of the following:
     Weighted average common shares used for
      basic and fully diluted earnings per share...............              10,461             13,732               20,356
                                                                    ===============    ===============      ===============
     Anti-dilutive options and warrants not included in
      the calculation .........................................               3,827              6,975                8,868
                                                                    ===============    ===============      ===============

14.  Employee Benefit Plans:

     We adopted an employee benefit 401(k) plan for all employees effective March 1, 1997. Under the plan, employees may voluntarily elect to have up to 15% of their salaries deducted from earnings and placed in the plan. We may elect to match up to 6% of the employee contributions by contributing our common stock to the plan. Our contributions are determined on a quarterly basis and the number of shares to be contributed is based upon the

                        CONVERGENT COMMUNICATIONS, INC.

estimated fair value of the stock at the end of each quarter. During 1998 we contributed $182,792 of our common stock for the year ended December 31, 1997 match and contributed $253,102 of our common stock for the first and second quarters of 1998. During 1999, we contributed $712,596 for the third and fourth quarters 1998 and contributed $2.0 million for the first, second, and third quarters of 1999. An additional $932,498 was accrued as of December 31, 1999 for the fourth quarter of 1999 which was contributed in February, 2000.

15.  Related Party Transactions:

     In August 1998, we entered into a two year agreement with Strategic Healthcare Solutions, LLC (SHS) under which SHS was engaged to provide new customers in the healthcare industry to us. One of our directors is a principal of Strategic Asset Management which has an ownership interest in SHS. Under the agreement, we pay SHS a monthly fee and commissions (an aggregate of approximately $125,000 in 1998 and $227,336 in 1999). In addition, we issued a warrant to SHS which entitles them to purchase up to a maximum of 131,250 shares of our common stock at an exercise price of $12.00.

     The warrant includes performance objectives which are reviewed semiannually. If SHS does not meet those performance objectives, all or a portion of the shares available for each six-month period (32,813 shares) is reduced. The warrant is not exercisable until August 1, 2000 and expires August 1, 2003. During 1999, 64,331 shares applicable to the warrant were cancelled as a result of not meeting the performance objectives.

     In October 1999, we entered into a long-term Enterprise Managed Services agreement with Cavion Technologies, Inc. (Cavion). Under this agreement we have designed a network which we now own, maintain and monitor and support connectivity, including providing equipment and related services for the network. In connection with this agreement we purchased $286,000 of equipment from Cavion. In exchange for the use of our equipment and services provided, Cavion will pay us a monthly fee over a term of five years. In October 1999, John Evans was elected as a member of the Board of Directors of Cavion. In addition, through a business combination we completed in 1997, we own 67,603 shares of Cavion which represents a less than 2% ownership percentage. In connection with the EMS agreement we recognized revenue of approximately $135,000 during 1999 of which, approximately $85,000 remained in trade accounts receivable as of December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership Of Certain Beneficial Owners And Management Principal Shareholders

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships And Related Transactions

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of Convergent Communications, Inc. are included in Item 8 of this Report on Form 10-K:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1999

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

     Notes to Consolidated Financial Statements

     (a)(2) The following financial statement schedules of Convergent Communications for the three years ended December 31, 1999 are included in this Report on Form 10-K, as required by Item 14(d):

     .  Report of Independent Accountants on Financial Statement Schedule

     .  Schedule II--Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not required or is included in the consolidated financial statements.

     (a)(3) List of Exhibits (including management contracts or compensatory plans or arrangements required to be filed)

    Exhibit
      No.                                 Description
--------------  ----------------------------------------------------------------
    3.1** Amended and Restated Articles of Incorporation of Convergent Communications, Inc.

    3.2* Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent Communications, Inc.

    3.3+ Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent Communications, Inc.


    3.4+++ Third Articles of Amendment to Amended and Restated Articles of Incorporation of Convergent Communications, Inc.

    3.5**       Bylaws of the Company

    4.1** Indenture, dated as of April 2, 1998, by and among the Company and Norwest Bank Colorado, N.A.

    4.2**       Warrant Agreement, dated as of April 2, 1998

    4.3**       Warrant Registration Rights Agreement, dated as of April 2, 1998

    4.4**       Collateral Account Control Agreement, dated as of April 2, 1998

    4.5**       Custody and Security Agreement, dated as of April 2, 1998

    4.6*        Investor Rights Agreement, dated as of March 17, 1999

    4.7*        Warrant Agreement, dated as of March 17, 1999

    4.8++       Warrant Agreement, dated as of June 3, 1999

    4.9++++ Warrant to Purchase Common Stock of Convergent Communications, Inc. dated as of July 16, 1999

    10.1 Employment Agreement, dated March 9, 2000, between John R. Evans and the Company

    10.2        Employment Agreement, dated March 9, 2000, between Keith V.
                Burge and the Company

    10.3 Employment Agreement, dated March 9, 2000, between Philip G Allen and the Company

    10.4        Employment Agreement, dated March 9, 2000, between Martin E.
                Freidel and the Company

    10.5        Employment Agreement, dated March 9, 2000, between Brian R.
                Ervine and the Company

    10.6 Employment Agreement, dated March 9, 2000, between Michael Dozier and the Company

    10.7 Employment Agreement, dated March 9, 2000, between D. Randall Hake and the Company

    10.8        Employment Agreement, dated March 9, 2000, between Gregory P.
                McGraw and the Company

    10.9        Employment Agreement, dated March 9, 2000, between Brian J.
                McManus and the Company

    10.10** Asset Purchase Agreement, dated June 16, 1998 (as amended) by and between Convergent Communications Services, Inc. and Tie Communications, Inc., Debtor-in-Possession

    10.11** Master Lease Agreement, dated November 11, 1997, between Comdisco, Inc. and the Company

    10.12** Master Lease Agreement, dated November 17, 1997, between Convergent Capital Corporation and the Company

    10.13** Program Agreement, dated November 19, 1997, among Comdisco, Inc., Convergent Communications Services, Inc. and the Company

    10.14++ Credit and Guaranty Agreement among Convergent Communications, Inc., Convergent Communications Services, Inc., Convergent Capital Corporation, various lenders, and Goldman Sachs Credit Partners L.P., dated as of June 3, 1999

    10.15++ Pledge and Security Agreement among Convergent Communications, Inc., Convergent Communications Services, Inc., Convergent Capital Corporation and Goldman Sachs Credit Partners L.P., dated as of June 3, 1999

    10.16++ Purchase and License Agreement by and between Cisco Systems, Inc. and Convergent Communications Services, Inc. dated July 16, 1999

    10.17++++   Credit Agreement dated as of July 16, 1999 between Convergent
                Communications Services, Inc. and Cisco Systems Capital
                Corporation

    10.18++++   Guaranty dated as of July 16, 1999 by Convergent Communications,
                Inc. in favor of Cisco Systems Capital Corporation

    21.1        Subsidiaries

    23.1        Consent of PricewaterhouseCoopers LLP

    24.1        Power of Attorney

    27.1        Financial Data Schedule

    99.1        Audit Committee Charter effective March 9, 2000


* Previously filed and incorporated by reference to the Form 10-K (SEC File No. 333-53953).
** Previously filed and incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-5393).
+ Previously filed and incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-78483) filed May 14, 1999.
++ Previously filed and incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-78483) filed on June 28, 1999.
+++ Previously filed and incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-78483) filed on July 15, 1999.
++ Previously filed and incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (Reg. No. 333-78483) filed on July 16, 1999
++++ Previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-78483) filed on July 19, 1999.


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

                                  SIGNATURES

  Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                                Convergent Communications, Inc.


                                By:  /s/ John R. Evans
                                    ----------------------------
                                    John R. Evans
                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                 Signature                                           Title                                Date
---------------------------------------          ---------------------------------------------      ----------------
       /s/  John R. Evans                        Chairman, Chief Executive                          March 30, 2000
---------------------------------------
            John R. Evans                        Officer and Director
                                                 (Principal Executive
                                                 Officer)


       /s/  BRIAN R. ERVINE                      Chief Financial Officer and                        March 30, 2000
----------------------------------------
            Brian R. Ervine                      Treasurer (Principal
                                                 Financial and Principal
                                                 Accounting Officer)


       /s/  Keith V. Burge                       President, Chief Operating                         March 30, 2000
----------------------------------------
            Keith V. Burge                       Officer and Director


       /s/  Philip G. Allen                      Executive Vice President,                          March 30, 2000
----------------------------------------
            Philip G. Allen                      Secretary and Director

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Martin E. Freidel, as such person's true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission a report of Convergent Communications, Inc., a Colorado corporation (the "Corporation"), on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue thereof.

                 Signature                                          Title                                 Date
----------------------------------------         ------------------------------------------        ------------------
         /s/ Spencer I. Brown                    Director                                           March 30, 2000
----------------------------------------
             Spencer I. Brown


         /s/ J. Thomas Markley                   Director                                           March 30, 2000
----------------------------------------
             J. Thomas Markley


         /s/ Michael J. Marocco                  Director                                           March 30, 2000
----------------------------------------
             Michael J. Marocco


         /s/ Richard G. Tomlinson                Director                                           March 30, 2000
----------------------------------------
             Richard G. Tomlinson

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Convergent Communications, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 13, 2000 except for Note 1 and Note 7 as to which the date is March 28, 2000, appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Denver, Colorado
March 13, 2000

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                                (in thousands)

                                        Balance         Charged
                                          at           to Costs                                             Balance at
                                       Beginning         and              Deductions/                         End of
                                       of Period       Expenses            Writeoffs          Other           Period
                                      ----------      ---------          -------------      ---------      ------------
Allowance for uncollectible trade
   receivables:
 Year ended December 31, 1997         $        --     $       21         $          --      $    --        $         21
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1998         $        21     $      401         $        (205)     $ 1,691    (i) $      1,908
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1999         $     1,908     $    3,154         $      (2,550)     $    --        $      2,512
                                      -----------     ----------         -------------      -------        ------------
Allowance for obsolete or excess
   inventory:

 Year ended December 31, 1997         $        --     $       --         $          --      $    --        $         --
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1998         $        --     $       68         $          --      $    --        $         68
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1999         $        68     $    1,368         $         (88)     $    --        $      1,348
                                      -----------     ----------         -------------      -------        ------------
Valuation allowance for deferred
   tax assets:

 Year ended December 31, 1997         $        --     $    3,582  (ii)   $          --      $    --        $      3,582
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1998         $     3,582     $   19,114  (ii)   $          --      $    --        $     22,696
                                      -----------     ----------         -------------      -------        ------------
 Year ended December 31, 1999         $    22,696     $   42,351  (ii)   $          --      $    --        $     65,047
                                      -----------     ----------         -------------      -------        ------------

(i)   Represents amount from acquisition of certain assets of Tie
      Communications, Inc.
(ii)  Represents a full valuation against the net deferred tax assets.