Form 10-K405/A
period 1999-12-31
CONVERGENT COMMUNICATIONS INC /CO
filed 2000-04-24
CIK 1046558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-K/A
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                         -----------------

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No___
                                                ---

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

                               TABLE OF CONTENTS

PART I
Item 1. Business  ....................................................................................    1
Item 2. Properties  ..................................................................................   13
Item 3. Legal Proceedings  ...........................................................................   13
Item 4. Submission of Matters to a Vote of Security Holders  .........................................   13

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters  .......................   14
Item 6. Selected Financial Data  .....................................................................   16
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation  ........   18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk  .................................   28
Item 8. Financial Statements and Supplementary Data  .................................................   29
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure  ........   52

PART III
Item 10. Directors and Executive Officers of the Registrant  .........................................   52
Item 11. Executive Compensation  .....................................................................   52
Item 12. Security Ownership of Certain Beneficial Owners and Management  .............................   52
Item 13. Certain Relationships and Related Transactions  .............................................   52

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ...........................   53

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

--------------------------------------------------------------------------------
                               Internet Protocol
                               -----------------

     Internet Protocol or IP is a standard industry method of identifying, tracking and reassembling packets of information transferred over multiple communications networks, including the Internet.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                      ATM
                                      ---

     Asynchronous Transfer Mode (or ATM) is a high-speed technology used to transport information in packets. ATM packets are fixed in size and allow the transport of size-intensive and time-sensitive applications, such as video and voice, quickly and efficiently.
--------------------------------------------------------------------------------

     . grown our employee base to more than 1,500, including an experienced sales team of 375, technical staff of 558 and customer care support staff of 180;

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

                             [GRAPH APPEARS HERE]

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

--------------------------------------------------------------------------------
                                  Frame Relay
                                  -----------


Frame relay is a high-speed sevice which transports information in packets of varying sizes. Frame relay is a highly reliable digital service, efficient at handling high-speed, "bursty" data over wide area network.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                      DSL
                                      ---

Digital Subscriber Line (or DSL) enables high-speed local data transport over the existing copper wire insfrastructure.
--------------------------------------------------------------------------------

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

Employees

     As of December 31, 1999, we had 1,559 full-time employees, none of whom are represented by unions.

                                                                     Number of
Job Description                                                      Employees
---------------                                                      ----------
   Sales Representatives and Sales Management..................           375
   Technical Staff.............................................           558
   Customer Care...............................................           180
   Information Technology......................................            49
   Support Services...........................................            397
                                                                        -----
                                                                        1,559
                                                                        =====

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

Item 2.   Properties

     We lease sales and support facilities in each of our markets. Our principal corporate and support facilities are also leased, and are as follows:

Location                     Size (sq. ft)  Lease Expiration         Use of Facility
--------                     -------------  ----------------         ---------------
Englewood, Colorado             28,488       April 30, 2003          Headquarters and support services

Englewood, Colorado             68,566       February 28, 2002       Information systems, information technology
                                                                     and other support services
Englewood, Colorado             16,700       November 30, 2000       National Operations Center and Denver
                                                                     Operations

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

     Period                High           Low
     ------                ----           ---

1998
  First Quarter             n/a           n/a
  Second Quarter            n/a           n/a
  Third Quarter             n/a           n/a
  Fourth Quarter            n/a           n/a

1999
  First Quarter             n/a           n/a
  Second Quarter            n/a           n/a
  Third Quarter          $28,000        $8,500
  Fourth Quarter         $18,750        $8,563

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

     The following tables summarize all equity securities issued or sold by us during the fiscal year ended December 31, 1999 that were not sold pursuant to registered offerings:

                             Underwriters or Class of      Number of                                               Exemption
        Date                       Purchasers               Shares               Consideration ($)                  Claimed
-----------------            ------------------------      ---------      ----------------------------------      ------------
Feb. 12, 1999 and            Sellers in an acquisition         24,925     Substantially all of the assets of      Section 4(2)
 May 26, 1999........                                                     the target company
Mar. 31, 1999                Employee options                  48,250     $193,500                                 Rule 701
 through Aug. 2,
 1999 ...............
Apr. 19, 1999........        Sellers in an acquisition         37,000     100% equity interest in the target      Section 4(2)
                                                                          company
Apr. 23, 1999 and            Employees                         93,547     Deferred compensation plan payment      Section 4(2)
 May 7, 1999.........
Apr 23, 1999 through         Warrant Exercises              2,285,040     $13,130,195                             Section 4(2)
 Dec. 21, 1999.......
Jul. 19, 1999........        Series A Preferred Stock       2,666,677     Conversion of previously issued         Section 4(2)
                             Conversion                                   securities.  No additional
                                                                          consideration received.
Aug. 3, 1999.........        Employee options                  30,552     $54,800                                 Section 4(2)
Aug. 4, 1999.........        Employees                         27,500     Services performed                      Section 4(2)
Sep. 10, 1999........        Sellers in an acquisition          2,500     Additional consideration for purchase   Section 4(2)
                                                                          pursuant to earn-out provisions
Sep. 23, 1999........        Sellers in an acquisition         40,771     100% equity interest in the target      Section 4(2)
                                                                          company
Oct. 19, 1999........        Employees                          5,498     Incentive compensation plan payment     Section 4(2)
Oct. 29, 1999........        Sellers in an acquisition        217,671     100% equity interest in the target      Section 4(2)
                                                                          company
Nov. 30, 1999........        Sellers in an acquisition         84,165     Substantially all of the assets of      Section 4(2)
                                                                          the target company
Warrants

Mar. 17, 1999 and            Series A Preferred Stock         958,334     Additional consideration for Series A   Section 4(2)
 Mar. 31, 1999.......        holders                                      Preferred Stock purchase
Mar. 21, 1999........        Credit facility provider         200,000     Increase in credit facility             Section 4(2)
Jun. 3, 1999.........        Credit facility provider         375,000     $20 million credit facility             Section 4(2)
Jul. 16, 1999........        Credti facility provider         575,000     $105 million credit facility            Section 4(2)


Series A Preferred Stock

Mar. 17, 1999 and
Mar. 31, 1999........        Accredited investors             800,000     $20,000,000                             Section 4(2)

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

in thousands, except per share amounts

                                      PREDECESSOR                                             SUCCESSOR
                             -------------------------------         ---------------------------------------------------------------
                                                 January 1,           March 1,
                             For the Year           1996                1996         For the Year       For the Year   For the Year
                                Ended             through             through          Ended              Ended          Ended
                             December 31,        December 16,        December 31,    December 31,        December 31,   December 31,
                                1995                1996                1996            1997                1998           1999
                            -------------        ------------        ------------    ------------       -------------  ------------
Operating Statement Data:

Revenue.....................  $1,434              $1,496              $   98         $ 10,210            $ 61,600       $ 159,922

Cost of sales excluding
 depreciation...............     964               1,018                  79            7,368              43,703         104,045
Selling, general and
 administrative.............     405                 554                 552           10,983              47,862         125,350
Depreciation and
 amortization...............     127                 124                  41            1,453               7,493          17,295
Impairment of long-lived
 assets.....................      --                  --                  --               --                  --             650
                              ------              ------              ------         --------            --------       ---------
 Total operating expenses...   1,496               1,696                 672           19,804              99,058         247,340
 Operating loss.............     (62)               (200)               (574)          (9,594)            (37,458)        (87,418)
Interest expense............     (17)                (21)                 (1)            (156)            (17,502)        (25,491)
Interest income.............      --                  --                  --              251               4,632           4,880
Other expense, net..........      --                  --                  --             (156)               (248)           (231)
                              ------              ------              ------         --------            --------       ---------
Net loss....................     (79)             $ (221)             $ (575)        $ (9,655)           $(50,576)      $(108,260)
                              ======              ======              ======         ========            ========       =========

Net loss per share (basic
 and diluted)...............                                          $(0.15)        $  (0.92)           $  (3.68)      $   (5.32)
Weighted average shares
 outstanding (basic and
 diluted)...................                                           3,887           10,461              13,732          20,356

Other Operating Data:
Net cash provided by (used
 in) operating activities...      60              $  (31)             $ (242)        $ (6,698)           $(28,698)      $ (97,355)

Net cash used in investing
 activities.................      (8)                (36)             (1,446)         (11,648)            (94,647)        (61,143)
Net cash provided by (used
 in) financing activities...     (61)                 91               4,849           15,852             148,274         158,116

EBITDA(1)...................      65                 (76)               (534)          (8,141)            (29,965)        (69,473)

---------------
(1) As used in this report, EBITDA consists of earnings before interest (net), income taxes, depreciation and amortization, impairment of long-lived assets and other income (expense). EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) as a measure of performance or as an alternative to cash flow as a measure of liquidity. Our measure of EBITDA may not be comparable to similarly titled measures used by other companies.

in thousands

                                             PREDECESSOR                                    SUCCESSOR
                                            -------------       --------------------------------------------------------------------
                                                As of             As of                As of               As of           As of
                                             December 31,       December 31,        December 31,        December 31,    December 31,
                                                1995              1996                 1997                1998            1999
                                            -------------       --------------------------------------------------------------------
Balance Sheet:
Cash, cash equivalents and short-term
 investments................................    $ 13               $3,161            $ 8,039             $ 25,597        $ 59,957
Restricted cash.............................      --                   --                406               51,350          38,469
Working capital.............................     (10)               1,890              5,334               28,500          76,975
Goodwill, net...............................     228                3,201              6,393               46,526          56,037
Total assets................................     797                9,887             24,922              185,656         295,213
Total debt..................................     440                1,456              1,933              168,268         205,474
Total liabilities  .........................     580                1,902              6,194              207,005         258,593
Shareholders' equity (deficit)..............     217                7,985             18,728              (21,349)         36,620

-------------

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

                         -------------------------------------------------
Enterprise Services
Professional Services                                 .  engineer and technician compensation and benefits
 .  network planning, design, maintenance,
   and monitoring

  Broadband Services                                  .  leased line facilities' costs of connecting a
 .  frame relay (ATM and IP switching),                   customer's to  long distance or local network
   Internet access, long distance service,            .  capacity charges that long distance and local carriers,
   local telephone service and public phone              Internet service providers and others impose to use their
   service                                               equipment and network

Managed Services                                      .  all the costs associated with all the data and voice
 .  long-term contracts (typically three to five          systems and services described in this table
   years) under which we own, manage and are
   responsible for all or a portion of the
   network inside our customers' premises

                         -------------------------------------------------

Enterprise Systems
 .  sale and installation of data, voice and video     .  cost of data, voice and video network systems
   network systems
                                                      .  costs of installation, including technician
                                                         compensation and benefits

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

                                                                                    Years Ended December 31,
                                                              -----------------------------------------------------------------
                                                                     1997                   1998                   1999
                                                              ------------------     ------------------     -------------------
                                                                                   (dollars in thousands)
Revenue:
 eBusiness................................................     $     -        -%     $     -          -%     $  1,742       1%
 Enterprise Services......................................       2,795       27       27,922         45        64,806      41
 Enterprise Systems.......................................       7,415       73       33,678         55        93,374      58
                                                               -------      ---      -------        ---      --------     ---
  Total revenue...........................................      10,210      100       61,600        100       159,922     100
                                                               -------      ---      -------        ---      --------     ---
Cost of sales excluding depreciation:
 eBusiness................................................           -        -            -          -           720      41
 Enterprise Services......................................       1,278       46       15,587         56        32,827      51
 Enterprise Systems.......................................       6,090       82       28,116         84        70,498      76
                                                               -------      ---      -------        ---      --------     ---
  Total cost of sales excluding depreciation..............       7,368       72       43,703         71       104,045      65
                                                               -------      ---      -------        ---      --------     ---
Gross margin before depreciation:
 eBusiness................................................           -        -            -          -         1,022      59
 Enterprise Services......................................       1,517       54       12,335         44        31,979      49
 Enterprise Systems.......................................       1,325       18        5,562         17        22,876      25
                                                               -------      ---      -------        ---      --------     ---
  Total gross margin before depreciation..................     $ 2,842       28%     $17,897         29%     $ 55,877      35%
                                                               =======               =======                 ========

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

                                                               1998                                      1999
                                          ------------------------------------------  ------------------------------------------
                                             1st    2nd        3rd(1)     4th          1st        2nd         3rd          4th
                                          --------------------------------------------------------------------------------------
                                                                     (in thousands, except per share amounts)
Quarterly Operating Data:
Revenue................................    $ 6,523   $  7,982   $ 22,316   $ 24,779   $ 31,709   $ 38,053   $ 42,422    $ 47,738
Cost of sales excluding depreciation...      4,798      5,772     14,717     18,416     20,743     23,714     26,977      32,610
Selling, general and administrative....      6,062      7,710     15,507     18,583     23,337     27,411     31,927      42,675
Depreciation and amortization..........        762      1,191      2,646      2,894      2,863      4,107      4,872       5,453
Impairment of long-lived assets........          -          -          -                     -          -          -         650
                                          --------------------------------------------------------------------------------------
 Operating loss........................     (5,099)    (6,691)   (10,554)   (15,114)   (15,234)   (17,179)   (21,355)    (33,650)
Net loss...............................    $(5,111)  $(11,169)  $(15,355)  $(18,941)  $(20,129)  $(22,960)  $(26,358)   $(38,813)
                                          ======================================================================================
EBITDA(2)..............................    $(4,337)  $ (5,500)  $ (7,908)  $(12,220)  $(12,372)  $(13,071)  $(16,483)   $(27,547)
                                          ======================================================================================

---
(1) On August 1, 1998, we completed our largest acquisition to date when we acquired substantially all of the assets of Tie Communications, Inc. for $51.4 million, including $40.0 million in cash plus other costs and assumed liabilities.

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

                                                                                     Gross           Net
Securities Sold                                                                     Proceeds       Proceeds
-----------------------------------------------------------------------------       --------       --------
                                                                                         (in thousands)
 Initial sale of 3,750 shares of common stock to founders
  (April through October 1996)...............................................        $    450       $    450
 3,500 shares of common stock and 1,750 warrants
  (December 1996 through February 1997)......................................           7,000          6,296
 3,410 shares of common stock and 1,705 warrants
  (October through November 1997)............................................          17,050         15,340
 13% Senior Notes and 864 warrants (April 1998)..............................         160,000        152,378
 Sale of 800 shares of Series A Convertible Preferred Stock and
  958 warrants (March 1999)..................................................          20,000         19,300
 Initial Public Offering of 8,937 shares of common stock (July 1999).........         134,051        122,281
                                                                                     --------       --------
  Total funds raised.........................................................        $338,551       $316,045
                                                                                     ========       ========

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

Cash Flows From Operating Activities. Operating activities used cash of approximately $97.4 million during 1999, $28.7 million during 1998 and $6.7 million during 1997. Cash used in operating activities in 1999 was primarily due to the net loss of $108.3 million, an increase in trade accounts receivable and other current asset categories of $23.2 million and a decrease in other accrued liabilities of $3.0 million. These uses of cash were partially offset by $27.3 million in non-cash expenses such as depreciation and amortization and stock compensation and an increase in trade payables and accrued compensation of $9.7 million. While cash used in operating activities as a percentage of revenue declined from 66% in 1997 to 47% in 1998, the percentage, as a percentage of revenue increased in 1999 to 61%. The primary reason for this increase is due to our vendor credit lines not increasing adequately to support the significant increase in our purchasing activity. The strengthening of our liquidity position, as a result of the expected proceeds from the sales of our preferred stock and borrowing under the $50.0 million credit facility ( see "Cash Flow From Financing Activities" and "Future Capital Requirements" below), should allow us to negotiate better credit terms with our vendors.

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

     In April 2000, we entered into a $50.0 million Senior Secured Revolving Line of Credit Facility with Foothill Capital Corporation. Under the terms of this $50.0 million credit facility we are able to borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12.0 million or 50% of eligible inventory, as defined in the agreement.

     In April 2000 we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. As a condition of the investment, TPG has designated two members to our board of directors. In addition, in connection with this transaction, we have, with the approval of TPG, appointed Joseph Zell as our President and CEO.

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

     .    evaluate acquisitions and investments

     We estimate that our existing funds at December 31, 1999, our available borrowing under our financing and leasing facilities currently in place and additional funds from the sale of our 8% preferred stock and the $50.0 million senior secured credit facility will be sufficient to meet our capital requirements for the foreseeable future. We may require additional capital sooner than anticipated if there are material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our business, financial condition, results of operations and liquidity and on the price of our common stock.

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


Our report on the consolidated financial statements referred to above previously contained an explanatory paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 18, 2000 the Company obtained additional financing, which alleviated this uncertainty..


PricewaterhouseCoopers LLP



Denver, Colorado
March 13, 2000, except for
Note 7 as to which the date is March 28, 2000 and
Note 1 as to which the date is April 18, 2000

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                           December 31,
                                                                                    -------------------------
                                                                                       1998           1999
                                                                                    ----------     ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents........................................................  $ 25,597       $  25,215
  Short-term investments...........................................................        --          34,742
  Restricted cash..................................................................    20,800          20,800
  Trade accounts receivable, net of allowance for doubtful accounts of
    $1,909 and $2,512, respectively................................................    17,661          37,778
  Inventory........................................................................     6,827          13,810
  Prepaid expenses, deposits, leases receivable and other..........................     2,134           9,070
                                                                                     --------       ---------
     Total current assets..........................................................    73,019         141,415

Property, network and equipment....................................................    28,139          77,455
Less accumulated depreciation......................................................    (4,883)        (15,292)
                                                                                     --------       ---------
     Total property, network and equipment.........................................    23,256          62,163

Restricted cash....................................................................    30,550          17,669
Goodwill, net of amortization of $2,967 and $8,528, respectively...................    46,526          56,037
Other intangible assets, net of amortization of $1,470 and $3,589, respectively....    10,281          10,967
Leases receivable, net of current portion..........................................       797           6,150
Investments and other assets.......................................................     1,226             812
                                                                                     --------       ---------
     Total assets..................................................................  $185,655       $ 295,213
                                                                                     ========       =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable...........................................................  $ 15,061       $  25,086
  Accrued compensation.............................................................     4,583          10,423
  Accrued interest.................................................................     5,214           5,308
  Other accrued liabilities........................................................     8,666           5,990
  Deferred revenue and customer deposits...........................................     5,212           6,312
  Current portion of notes payable.................................................       604           1,788
  Current portion of capital leases................................................     5,179           9,533
                                                                                     --------       ---------
     Total current liabilities.....................................................    44,519          64,440
Long-term notes payable, less current portion......................................   153,731         177,995
Long-term capital leases, less current portion.....................................     8,754          16,158
                                                                                     --------       ---------
     Total liabilities.............................................................   207,004         258,593
                                                                                     --------       ---------
Commitments (Note 8)
Shareholders' equity (deficit):
  Preferred stock, 1 million shares authorized, none issued........................        --              --
  Common stock, no par value, 100 million shares authorized, 13,924 and
   28,642 shares issued and outstanding, respectively..............................    27,487         196,937
  Additional paid-in-capital.......................................................    11,719           8,025
  Treasury stock...................................................................      (502)           (919)
  Deferred compensation obligation.................................................       502             919
  Accumulated other comprehensive income...........................................        --             573
  Unearned compensation............................................................      (150)           (250)
  Accumulated deficit..............................................................   (60,405)       (168,665)
                                                                                     --------       ---------
     Total shareholders' equity (deficit)..........................................   (21,349)         36,620
                                                                                     --------       ---------
        Total liabilities and shareholders' equity (deficit).......................  $185,655       $ 295,213
                                                                                     ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                 Years Ended December 31,
                                                                          ----------------------------------------
                                                                             1997           1998           1999
                                                                          ----------     ----------     ----------
Revenue.................................................................   $10,210        $ 61,600       $ 159,922
                                                                           -------        --------       ---------

Cost of sales, excluding depreciation...................................     7,368          43,703         104,045
Selling, general and administrative.....................................    10,983          47,862         125,350
Depreciation and amortization...........................................     1,453           7,493          17,295
Impairment of long-lived assets.........................................        --              --             650
                                                                           -------        --------       ---------
     Total operating expenses...........................................    19,804          99,058         247,340
                                                                           -------        --------       ---------

Operating loss..........................................................    (9,594)        (37,458)        (87,418)

Interest expense........................................................      (156)        (17,502)        (25,491)
Interest income.........................................................       251           4,632           4,880
Other income (expense)..................................................      (156)           (248)           (231)
                                                                           -------        --------       ---------

     Net loss...........................................................    (9,655)        (50,576)       (108,260)

Other comprehensive income,
 unrealized holding gains on investments................................        --              --             573
                                                                           -------        --------       ---------
Comprehensive loss......................................................   $(9,655)       $(50,576)      $(107,687)
                                                                           =======        ========       =========

Net loss per share (basic and diluted)..................................   $ (0.92)       $  (3.68)      $   (5.32)
                                                                           =======        ========       =========

Weighted average shares outstanding (basic and diluted).................    10,461          13,732          20,356
                                                                           =======        ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                    Additional                     Deferred
                                                       Common         Common          Paid-in       Treasury       Compensation
                                                       Shares         Stock           Capital        Stock          Obligation
                                                      --------       ---------      -----------    ----------     --------------
Balance, December 31, 1996........................      7,870         $  8,007       $   152        $   --            $  --
 Sale of stock in private placement...............      4,530           15,846         3,415            --               --
 Offering costs...................................         --           (2,780)          777            --               --
 Stock issued to SONeTech.........................        187              375            --            --               --
 Stock issued in acquisitions.....................        437            2,112            --            --               --
 Exercise of stock options........................        475              262            --            --               --
 Stock purchases..................................       (100)             (12)           --            --               --
 Compensation.....................................         30              194            --            --               --
 Warrants.........................................         --               --           430            --               --
 Other comprehensive income:
  Unrealized loss on securities...................         --               --            --            --               --
 Net loss.........................................         --               --            --            --               --
                                                       ------         --------       -------         ------           -----
Balance, December 31, 1997........................     13,429           24,004         4,774            --               --
 Common stock issued for:
  401(k) match....................................         69              436            --            --               --
  Payments to consultants.........................         10               55            --            --               --
  Correction of private placement.................         10               --            --            --               --
  Business combinations...........................        240            2,267            --            --               --
  Exercise of stock options.......................         44               17            --            --               --
  Exercise of warrants............................         35              129           (21)           --               --
 Compensation.....................................         87              579            --            --               --
 Deferred stock compensation......................         --               --            --          (502)             502
 Warrants issued in private placement.............         --               --         6,886            --               --
 Warrants issued to consultants...................         --               --            80            --               --
 Other comprehensive income:
  Reclassification adjustment for loss
   included in net loss...........................         --               --            --            --               --
 Net loss.........................................         --               --            --            --               --
                                                       ------         --------       -------         -----            -----
Balance, December 31, 1998........................     13,924           27,487        11,719          (502)             502
 Common stock issued for:
  Initial Public Offering, net of
   offering costs.................................      8,937          122,281            --            --               --
  401(k) match....................................        257            2,751            --            --               --
  Business combinations...........................        405            4,234            --            --               --
  Exercise of stock options.......................         79              248            --            --               --
  Exercise of warrants............................      2,285           19,346        (6,325)           --               --
 Preferred stock conversion.......................      2,667           19,206            --            --               --
 Compensation.....................................        130            1,388            --            --               --
 Shares repurchased...............................        (38)              (4)           --            --               --
 Distribution of deferred stock...................         (4)             (50)           --           180             (180)
 Deferred stock compensation......................         --               --            --          (597)             597
 Warrants issued in connection with financing.....         --               50         2,459            --               --
 Options issued to employees......................         --               --           172            --               --
 Other comprehensive income:
 Unrealized gain on investments...................         --               --            --            --               --
 Net loss.........................................         --               --            --            --               --
                                                       ------         --------       -------         -----            -----
Balance, December 31, 1999........................     28,642         $196,937       $ 8,025         $(919)           $ 919
                                                       ======         ========       =======         =====            =====

                                                                          Accumulated
                                                                             Other
                                                        Unearned          Comprehensive          Accumulated
                                                      Compensation           Income                Deficit            Total
                                                      ------------        --------------         -------------       --------
Balance, December 31, 1996........................     $  --                  $  --               $    (174)          $   7,985
 Sale of stock in private placement...............        --                     --                      --              19,261
 Offering costs...................................        --                     --                      --              (2,003)
 Stock issued to SONeTech.........................        --                     --                      --                 375
 Stock issued in acquisitions.....................        --                     --                      --               2,112
 Exercise of stock options........................      (205)                    --                      --                  57
 Stock purchases..................................        --                     --                      --                 (12)
 Compensation.....................................        --                     --                      --                 194
 Warrants.........................................        --                     --                      --                 430
 Other comprehensive income:
  Unrealized loss on securities...................        --                   (17)                      --                 (17)
 Net loss.........................................        --                     --                  (9,655)             (9,655)
                                                       ------                 -----               ---------           ---------
Balance, December 31, 1997........................      (205)                  (17)                  (9,829)             18,727
 Common stock issued for:
  401(k) match....................................        --                     --                      --                 436
  Payments to consultants.........................        --                     --                      --                  55
  Correction of private placement.................        --                     --                      --                  --
  Business combinations...........................        --                     --                      --               2,267
  Exercise of stock options.......................        --                     --                      --                  17
  Exercise of warrants............................        --                     --                      --                 108
 Compensation.....................................        55                     --                      --                 634
 Deferred stock compensation......................        --                     --                      --                  --
 Warrants issued in private placement.............        --                     --                      --               6,886
 Warrants issued to consultants...................        --                     --                      --                  80
 Other comprehensive income:
  Reclassification adjustment for loss
   included in net loss...........................        --                     17                      --                  17
 Net loss.........................................        --                     --                 (50,576)            (50,576)
                                                       ------                 -----               ---------           ---------
Balance, December 31, 1998........................      (150)                    --                 (60,405)            (21,349)
 Common stock issued for:
  Initial Public Offering, net of
   offering costs.................................        --                     --                      --             122,281
  401(k) match....................................        --                     --                      --               2,751
  Business combinations...........................        --                     --                      --               4,234
  Exercise of stock options.......................        --                     --                      --                 248
  Exercise of warrants............................        --                     --                      --              13,021
 Preferred stock conversion.......................        --                     --                      --              19,206
 Compensation.....................................      (100)                    --                      --               1,288
 Shares repurchased...............................        --                     --                      --                  (4)
 Distribution of deferred stock...................        --                     --                      --                 (50)
 Deferred stock compensation......................        --                     --                      --                  --
 Warrants issued in connection with financing.....        --                     --                      --               2,509
 Options issued to employees......................        --                     --                      --                 172
 Other comprehensive income:
 Unrealized gain on investments...................        --                    573                      --                 573
 Net loss.........................................        --                     --                (108,260)           (108,260)
                                                       ------                 -----               ---------           ---------
Balance, December 31, 1999........................     $(250)                 $ 573               $(168,665)          $  36,620
                                                       =====                  =====               =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                        1997           1998           1999
                                                                     ----------     ----------     ----------
Cash flows from operating activities
 Net loss...........................................................  $ (9,655)      $(50,576)      $(108,260)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization......................................     1,453          7,493          17,295
 Impairment of long-lived assets....................................        --             --             650
 Amortization of deferred financing costs and accretion of
  debt discount.....................................................        --          1,162           1,984

 Provision for uncollectible accounts...............................        --            197           3,153
 Stock compensation expense.........................................       195            634           1,460
 401k contributions through the issuance of stock...................        --            436           2,751
 Warrants issued for the payment of consulting fees.................        --             80              --
 Loss from sale of equipment and investment.........................        91             --             221
 Change in working capital (net of acquisitions):
  Trade accounts receivable.........................................    (1,527)       (10,970)        (16,489)
  Inventory.........................................................      (230)        (2,068)         (2,527)
  Prepaid expenses, deposits and other current assets...............       (43)          (870)         (4,181)
  Trade accounts payable............................................     1,327         12,357           4,194
  Accrued compensation..............................................     1,468          2,592           5,459
  Accrued interest..................................................        --          5,214              94
  Deferred revenue and customer deposits............................        62          3,300            (194)
  Other accrued liabilities.........................................       161          2,321          (2,965)
                                                                      --------       --------       ---------
 Net cash used in operating activities..............................    (6,698)       (28,698)        (97,355)
Cash flows from investing activities
 Additions of property and equipment................................    (2,042)        (6,877)        (20,820)
 Acquisitions, net of cash acquired.................................    (1,542)       (42,364)        (10,545)
 Short-term investments.............................................    (7,388)         7,388         (34,343)
 Restricted cash....................................................      (406)       (50,944)         12,880
 Leases receivable..................................................        --         (1,174)         (8,242)
 Proceeds from sale of investment...................................        --             --             155
 Intangible and other assets........................................      (270)          (675)           (228)
                                                                      --------       --------       ---------
 Net cash used in investing activities..............................   (11,648)       (94,646)        (61,143)
Cash flows from financing activities
 Proceeds from initial public offering, net.........................        --             --         122,281
 Proceeds from private placements of debt and equity, net...........    17,257        152,378          19,206
 Payments on notes payable..........................................    (1,450)        (1,397)         (5,642)
 Payments on capital leases.........................................        --         (2,941)         (7,193)
 Proceeds from borrowings, net of costs.............................        --            109          16,199
 Proceeds from exercise of stock options and warrants...............        57            125          13,269
 Repurchase of common shares........................................       (12)            --              (4)
                                                                      --------       --------       ---------
 Net cash provided by financing activities..........................    15,852        148,274         158,116
                                                                      --------       --------       ---------
Net increase (decrease) in cash and cash equivalents................    (2,494)        24,930            (382)
Cash and cash equivalents at beginning of period....................     3,161            667          25,597
                                                                      --------       --------       ---------
 Cash and cash equivalents at end of period.........................  $    667       $ 25,597       $  25,215
                                                                      ========       ========       =========
Supplemental disclosure of other cash and non-
 cash investing and financing activities:
 Acquisition of equipment through financing facilities..............  $  1,675       $ 13,039       $  28,304
 Interest paid......................................................  $    145       $ 11,125       $  23,413

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

     In April 2000, we entered into a three year $50.0 million Senior Secured Revolving Line of Credit Facility with Foothill Capital Corporation. Under the terms of this $50.0 million credit facility we are able to borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12.0 million or 50% of eligible inventory, as defined in the agreement. The facility will automatically renew for one year periods unless earlier terminated and carries an interest rate of 1.0% above the Wells Fargo Bank, N.A., base rate.

     In April 2000 we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. As a condition of completing the investmentTPG has designated two members to our board of directors. In addition, in connection with this transaction, we have, with the approval of TPG, appointed Joseph Zell as our President and CEO.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                          Carrying     Fair Market
                                           Amount         Value
                                       -------------  -------------
  1998...........................       $160,000,000   $ 76,800,000
  1999...........................       $160,000,000   $120,000,000

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

Revenue Recognition:

     Revenue is recognized for product sales when the product is shipped. Revenue from non-recurring services are recognized when the services are provided. Revenue for long-term service and maintenance contracts is recognized over the term of the contract as the services are provided. Revenue from reselling of long distance service is recognized at the time of performance based on customer usage. Revenue from sales of equipment under sales type leases is recognezed at the inception of the lease.


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


Concentrations of Credit Risk:

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

The consideration paid for acquisitions in 1997, 1998 and 1999, and the allocation of such consideration to the acquired assets and assumed liabilities is as follows:


                                                                   1997           1998           1999
                                                                ----------     -----------    ----------
                                                                              (in thousands)
  Cash paid, net of cash acquired.............................   $1,542         $42,364        $10,545
  Common stock issued to the former owners....................    2,113           2,266          4,234
  Notes payable and liability to former owners................      100             908          4,490
  Warrants issued.............................................       55              --             --
                                                                 ------         -------        -------
    Total amount to be allocated..............................   $3,810         $45,538        $19,269
                                                                 ======         =======        =======
  Allocation to acquired assets and assumed
    liabilities:
    Goodwill..................................................   $3,384         $42,544        $15,344
    Accounts receivable.......................................      400           4,813          6,959
    Inventory.................................................      116           4,586          4,300
    Equipment.................................................      356           2,945          1,202
    Customer lists............................................       --           1,684             --

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

    Prepaid expenses, deposits and other
     current assets...........................................        4             669            153
    Investment................................................      350              --             --
    Accounts payable and accrued liabilities..................     (637)         (6,804)        (6,903)
    Deferred revenue, net of costs............................       --          (1,912)        (1,602)
    Debt......................................................     (163)         (2,987)          (184)
                                                                 ------         -------        -------
  Amounts allocated...........................................   $3,810         $45,538        $19,269
                                                                =======         =======        =======

     On a pro forma basis, as though the above combinations had taken place at the beginning of the periods presented, revenue, net loss and net loss per share would have been as follows (unaudited):

                                                                            1998                1999
                                                                        -------------     ---------------
                                                                             (in thousands, except
                                                                               per share amounts)
  Revenue  ......................................................       $   109,667        $    192,895
  Net loss  .....................................................       $   (59,462)       $   (110,041)
  Net loss per share  ...........................................       $     (2.14)       $      (5.33)
  Weighted average shares  ......................................            27,847              20,628


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

                                                                 December 31,
                                                                    1999
                                                                 ------------
                                                                (in thousands)
Receivable:
    2000...................................................        $ 3,858
    2001...................................................          3,446
    2002...................................................          2,582
    2003...................................................          1,055
    2004...................................................            505
      Thereafter...........................................             76
                                                                   -------
  Gross receivables........................................         11,522
  Unearned income..........................................         (1,747)
                                                                   -------
  Lease receivables........................................          9,775
  Less: current portion....................................         (3,625)
                                                                   -------
  Long-term lease receivables..............................        $ 6,150
                                                                   =======

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



6.   Property, Network and Equipment:

Property, network and equipment consists of the following:

                                                                                   December 31,
                                                                             ------------------------
                                                                              1998             1999
                                                                             --------        -------
                                                                                  (in thousands)
  Office furniture and equipment...........................................   $14,057        $27,424
  Network equipment........................................................     8,608         37,843
  Enterprise Managed Services network equipment............................     4,297          7,611
  Leasehold improvements...................................................       939          2,875
  Company vehicles.........................................................       238          1,702
                                                                              -------        -------
                                                                               28,139         77,455
  Less accumulated depreciation............................................    (4,883)       (15,292)
                                                                              -------        -------
  Net property, network and equipment......................................   $23,256        $62,163
                                                                              =======        =======

     Depreciation expense was $515,317 for the year ended December 31, 1997, $4.3 million for the year ended December 31, 1998 and $10.6 million for the year ended December 31, 1999.

We enter into capital leases for various equipment. Equipment under capital leases is as follows:

                                                                                   December 31,
                                                                             ------------------------
                                                                              1998             1999
                                                                             --------        -------
                                                                                  (in thousands)
Network equipment.........................................................   $11,865         $15,189
Furniture and equipment...................................................     4,020          16,072
Vehicles..................................................................         -           1,431
                                                                             -------         -------
                                                                              15,885          32,692
Less accumulated depreciation.............................................    (2,906)         (7,872)
                                                                             -------         -------
                                                                             $12,979         $24,820
                                                                             =======         =======

7.   Notes Payable and Capital Leases:

Notes Payable

Notes payable consist of the following:

                                                                                       December 31,
                                                                                 ------------------------
                                                                                   1998            1999
                                                                                 --------        --------
                                                                                      (in thousands)
      13% Senior Notes payable, (i) below..................................      $153,630        $154,319
      $10.0 Million Senior Facility, (ii) below............................             -           9,631
      $103.5 Million Credit Facility, (iii) below..........................             -           9,537
      Notes payable for discounted long-term receivables, (iv) below.......             -           6,193
      Note payable for acquisition, interest at 8%, principal and
         accrued interest due May 1999.....................................           530               -
      Other................................................................           175             103
                                                                                 --------         -------
                                                                                  154,335         179,783
      Less current portion.................................................          (604)         (1,788)
                                                                                 --------         -------
      Long term portion....................................................      $153,731        $177,995
                                                                                 ========        ========

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

---------------
(i) On April 2, 1998 we completed a private offering of $160.0 million of 13% Senior Notes and 640,000 warrants to purchase 864,000 of our common shares. The 13% Senior Notes mature on April 1, 2008 and interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 1998. At the same time as the closing of the 13% Notes Offering, we deposited U.S. Government Securities in a collateral account. The amount deposited in the collateral account together with the interest earned on those securities, will be enough to pay the first six interest payments on the 13% Senior Notes. The first payment was made on October 1, 1998. The 13% Senior Notes contain certain covenants that restrict our ability to incur additional debt and to make certain payments, including dividends. Each Warrant entitles the holder to purchase 1.35 shares of our common stock at an exercise price of $.02 per share. The Warrants are currently exercisable and expire on April 1, 2008. Each Warrant was assigned a value of $21.52 using an option pricing model, a market analysis of publicly traded companies and a discounted cash flow analysis. The proceeds that were attributable to the Warrants were treated as a discount to the 13% Senior Notes and allocated to shareholders' equity. We received proceeds approximately of $95.6 million after deducting offering costs of approximately $7.6 million and making the deposit of $56.8 million into the collateral account. As of December 31, 1999 the amount outstanding, net of the unaccreted discount of $6.4 million resulting from the allocation of the warrants, was $154.3 million.

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

     Scheduled maturities on debt outstanding are as follows:

                                                                                                December 31,
                                                                                                    1999
                                                                                               ---------------
Due in:                                                                                        (in thousands)
  2000......................................................................................     $  1,788
  2001......................................................................................        5,099
  2002......................................................................................       14,939
  2003......................................................................................        3,701
  2004......................................................................................          240

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


 Thereafter.....................................................................................   160,066
                                                                                                  --------
                                                                                                   185,833
 Less unaccreted discount.......................................................................   (6,050)
                                                                                                  --------
   Total debt...................................................................................  $179,783
                                                                                                  ========

Capital Leases

     Some of our equipment and equipment used by our customers is leased under capital leases. The following is a schedule of the minimum lease payments under capital leases together with the present value of the minimum lease payments.

                                                                                                December 31,
                                                                                                    1999
                                                                                                ------------
                                                                                               (in thousands)
Due in:
2000.........................................................................................    $14,816
2001..........................................................................................    12,824
2002..........................................................................................     9,458
2003..........................................................................................       823
2004..........................................................................................        42
                                                                                                  ------
Total minimum lease payments..................................................................    37,963
Less amount representing interest.............................................................   (12,272)
                                                                                                 -------
Present value of minimum lease payments.......................................................    25,691
Less current portion..........................................................................    (9,533)
                                                                                                 -------
Long-term portion.............................................................................   $16,158
                                                                                                 =======

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


8.   Commitments:

We lease a portion of our buildings and equipment under operating leases. Future minimum payments under operating leases are as follows:

                                                                      December 31,
                                                                          1999
                                                                      ------------
                                                                     (in thousands)
Due in:
2000.................................................................   $ 7,941
2001.................................................................     6,762
2002.................................................................     6,013
2003.................................................................     4,789
2004.................................................................     3,517
Thereafter...........................................................     3,324
                                                                        -------
                                                                        $32,346
                                                                        =======

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The following table sets forth our stock option activity:

                                                                                           Weighted              Weighted
                                                                                            Average               Average
                                                                      Number of            Exercise             Grant Date
                                                                       Shares                Price              Fair Value
                                                                     -----------       --------------         --------------
                                                                                       (in thousands)
  Outstanding at December 31, 1996...............................          $ 905                 $ 1.02                 $  --
    Granted
       Above market value........................................          1,405                   3.60                  0.52
       At market value...........................................            493                   3.90                  1.12
    Exercised  ..................................................           (475)                  0.12                    --
    Canceled.....................................................             (6)                  2.66                    --
                                                                          ------                  -----                 -----
  Outstanding at December 31, 1997...............................          2,322                   3.38                    --
    Granted
       Above market value........................................          1,361                  11.26                  0.16
       At market value...........................................            321                   7.48                  1.74
    Exercised  ..................................................            (44)                  0.38                    --
    Canceled.....................................................           (638)                  5.26                    --
                                                                           -----                  -----                 -----
  Outstanding at December 31, 1998...............................          3,322                   6.50                    --
    Granted
       Above market value........................................            475                  14.49                  5.65
       At market value...........................................            549                  10.43                  5.87
       Below market value........................................            103                  14.28                 17.35
    Exercised  ..................................................            (98)                  4.76                    --
    Canceled.....................................................           (567)                  7.13                    --
                                                                           -----                  -----                 -----
  Outstanding at December 31, 1999...............................        $ 3,784                 $ 8.30                $   --
                                                                         =======                 ======                ======

The following table indicates the number of shares exercisable and the weighted average exercise prices at December 31:

                                                                           1997                1998                 1999
                                                                         --------            --------            ----------
Options exercisable...................................................    172,500             495,050             1,025,200
Weighted average exercise price.......................................   $   2.58            $   3.32            $     5.27


At December 31, 1999, the range of exercise prices and weighted average remaining contractual life for options outstanding was as follows:

                                                           Weighted Average
                                     Option Price        Remaining Contractual
Number of Shares                         Range                   Life
----------------                   ----------------      ---------------------
1,265,250 . . . . . . . . . . .     $ 2.00 to $ 5.00              5.6 years
  842,700 . . . . . . . . . . .     $ 5.01 to $10.00              6.4 years
1,574,750 . . . . . . . . . . .     $10.01 to $15.00              8.4 years
  100,500 . . . . . . . . . . .     $15.01 to $20.00              9.3 years
      750 . . . . . . . . . . .     $20.01 to $21.50              9.6 years

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


If the compensation cost for the Plan was determined based on the fair value at the grant dates for awards using the method prescribed by SFAS 123, our pro forma net loss and net loss per share would have been as follows:


                                                                         Years Ended December 31,
                                                               --------------------------------------------
                                                                  1997             1998            1999
                                                               ---------=       ----------      -----------
                                                                  (in thousands, except per share amounts)
  Net loss:
    As reported............................................     $(9,655)        $(50,576)        $(108,260)
    Pro-forma..............................................     $(9,703)        $(50,958)        $(109,073)
  Net loss per share:
    As reported............................................     $ (0.92)        $  (3.68)        $   (5.32)
    Pro-forma..............................................     $ (0.92)        $  (3.72)        $   (5.36)


     The fair value of each option grant is estimated on the date of grant using the minimum value method prior to our Initial Public Offering IPO) on July 19, 1999 and the Black Scholes method from July 19, 1999 forward, with the following assumptions:


                                                                         Years Ended December 31,
                                                               ----------------------------------------------
                                                                   1997             1998             1999
                                                               ----------       -----------       -----------
  Dividend yield............................................            -                 -                 -
  Volatility................................................            -                 -               141
  Risk-free interest rate...................................    5.65-6.84%        5.38-5.71%        4.60-6.30%
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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

                                                                                   Years Ended December 31,
                                                                 --------------------------------------------------------------
                                                                     1997                    1998                    1999
                                                                 --------------        ----------------        ----------------
                                                                                        (in thousands)
Revenue:
  eBusiness Solutions.......................................     $           --        $             --        $          1,742
  Enterprise Services.......................................              2,795                  27,922                  64,806
  Enterprise Systems........................................              7,415                  33,678                  93,374
                                                                 --------------        ----------------        ----------------
    Total...................................................             10,210                  61,600                 159,922
                                                                 --------------        ----------------        ----------------
Gross margin before depreciation:
  eBusiness Solutions.......................................                 --                      --                   1,022
  Enterprise Services.......................................              1,517                  12,335                  31,979
  Enterprise Systems........................................              1,325                   5,562                  22,876
                                                                 --------------        ----------------        ----------------
    Total...................................................              2,842                  17,897                  55,877
                                                                 --------------        ----------------        ----------------
Reconciliation to net loss:
  Selling, general and administrative.......................            (10,983)                (47,862)               (125,350)
  Depreciation and amortization.............................             (1,453)                 (7,493)                (17,295)
  Impairment of long-lived assets...........................                 --                      --                    (650)
                                                                 --------------        ----------------        ----------------
  Operating loss............................................             (9,594)                (37,458)                (87,418)
  Interest expense..........................................               (156)                (17,502)                (25,491)
  Interest income...........................................                251                   4,632                   4,880
  Other income (expense)....................................               (156)                   (248)                   (231)
                                                                 --------------        ----------------        ----------------
    Net loss................................................     $       (9,655)       $        (50,576)       $       (108,260)
                                                                 ==============        ================        ================

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The components of the net deferred tax assets are as follows:

                                                                                   December 31,
                                                                          ----------------------------
                                                                             1998              1999
                                                                          ---------          --------
                                                                                 (in thousands)
Deferred tax assets:
    Net operating loss carryforwards..................................     $17,058            $57,828
    Deferred revenue..................................................       1,924              2,441
    Accrued vacation and bonus........................................       1,342              1,635
    Intangibles.......................................................         549              1,031
    Allowance for doubtful accounts...................................         528                747
    Deferred gain on sales-type leases................................           -                646
    Charitable contributions..........................................           -                 16
    Property and equipment............................................         462                367
    Self-insurance and warranty liabilities...........................         449                135
    Original issue discount...........................................         384                201
    Valuation allowance...............................................     (22,696)           (65,047)
                                                                          --------           --------
       Total net deferred tax assets..................................    $      -           $      -
                                                                          =========          ========

The increase in the valuation allowance of $19.1 million in 1998 and $42.4 million in 1999 are due to increased losses during each year. We have recorded a full valuation allowance on the net deferred tax assets due to continuing losses.

Our actual income taxes differed from the expected federal statutory rate as follows:


                                                                                       Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                              1997               1998                1999
                                                                       --------------      -------------       ------------
  Statutory tax rate...............................................               34%                34%                35%
  State taxes, net of federal benefit..............................                4                  4                  3
  Valuation allowance..............................................              (38)               (38)               (38)
                                                                       --------------      -------------       ------------
  Effective tax rate...............................................                -%                 -%                 -%
                                                                       ==============      =============       ============

13.  Net Loss Per Share:

     The net loss available to common shareholders consists of the following:


                                                                                  Years Ended December 31,
                                                                     ----------------------------------------------------
                                                                         1997                1998                1999
                                                                     -----------         ------------        ------------
                                                                                      (in thousands)
  Net loss.....................................................      $    (9,655)         $  (50,576)        $ (108,260)
                                                                     ===========          ==========         ==========
  The weighted average shares consist of the following:
  Weighted average common shares used for
    basic and fully diluted earnings per share.................           10,461              13,732             20,356
                                                                     ===========          ==========         ==========
  Anti-dilutive options and warrants not included in
    the calculation............................................            3,827               6,975              8,868
                                                                     ===========          ==========         ==========

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

     (a)(1) The following consolidated financial statements of Convergent Communications, Inc. are included in Item 8 of this Report on Form 10-K:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1999

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Shareholders' Equity (Defecit) for the years ended December 31, 1997, 1998 and 1999

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

  (a)(3) List of Exhibits (including management contracts or compensatory plans or arrangements required to be filed)

     Exhibit
       No.
------------------
  3.1***             Amended and Restated Articles of Incorporation of Convergent Communications, Inc.

  3.2**              Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent
                     Communications, Inc.

  3.3+               Articles of Amendment to the Amended and Restated Articles of Incorporation of Convergent
                     Communications, Inc.

  3.4+++             Third Articles of Amendment to Amended and Restated Articles of Incorporation of Convergent
                     Communications, Inc.

  3.5                Articles of Amendment to Amended and Restated Articles of Incorporation of Convergent
                     Communications, Inc.

  3.6                Amended and Restated Bylaws of Convergent Communications, Inc.

  4.1***             Indenture, dated as of April 2, 1998, by and among the Company and Norwest Bank Colorado, N.A.

  4.2***             Warrant Agreement, dated as of April 2, 1998

  4.3***             Warrant Registration Rights Agreement, dated as of April 2, 1998

  4.4***             Collateral Account Control Agreement, dated as of April 2, 1998

  4.5***             Custody and Security Agreement, dated as of April 2, 1998

  4.6**              Investor Rights Agreement, dated as of March 17, 1999

  4.7**              Warrant Agreement, dated as of March 17, 1999

  4.8++              Warrant Agreement, dated as of June 3, 1999

  4.9++++            Warrant to Purchase Common Stock of Convergent Communications, Inc. dated as of July 16, 1999

  4.10               Securities Purchase Agreement, dated as of April 4, 2000

  4.11               Investor Rights Agreement, dated as of April 18, 2000

  4.12               Warrant Agreement, dated as of April 18, 2000

  10.1               Employment Agreement, dated April 17, 2000, between Joseph R. Zell and the Company

  10.2               First Amendment to Employment Agreement, dated April 9, 2000, between Brian R. Ervine and the Company

  10.3++++++         Employment Agreement, dated March 9, 2000, between Martin E. Freidel and the Company

  10.4++++++         Employment Agreement, dated March 9, 2000, between Brian R. Ervine and the Company

  10.5++++++         Employment Agreement, dated March 9, 2000, between Michael Dozier and the Company

  10.6++++++         Employment Agreement, dated March 9, 2000, between D. Randall Hake and the Company

  10.7++++++         Employment Agreement, dated March 9, 2000, between Gregory P. McGraw and the Company

  10.8***            Asset Purchase Agreement, dated June 16, 1998 (as amended) by and between Convergent
                     Communications Services, Inc. and Tie Communications, Inc., Debtor-in-Possession

  10.9***            Master Lease Agreement, dated November 11, 1997, between Comdisco, Inc. and the Company

  10.10***           Master Lease Agreement, dated November 17, 1997, between Convergent Capital Corporation and the Company

  10.11***           Program Agreement, dated November 19, 1997, among Comdisco, Inc., Convergent
                     Communications Services, Inc. and the Company

  10.12              Loan and Security Agreement by and between Convergent Communications Services, Inc. and
                     Foothill Capital Corporation, as agent, dated as of April 18, 2000

10.13 Secured Continuing Guaranty by Convergent Communications, Inc. in favor of Foothill Capital Corporation, as agent, dated as of April 18, 2000

10.14++        Purchase and License Agreement by and between Cisco Systems, Inc.
               and Convergent Communications Services, Inc. dated July 16, 1999

10.15++++      Credit Agreement dated as of July 16, 1999 between Convergent
               Communications Services, Inc. and Cisco Systems Capital
               Corporation

10.16++++      Guaranty dated as of July 16, 1999 by Convergent Communications,
               Inc. in favor of Cisco Systems Capital Corporation

21.1++++++     Subsidiaries

23.1           Consent of PricewaterhouseCoopers LLP

24.1           Power of Attorney (included on page 58)

27.1           Financial Data Schedule

99.1++++++     Audit Committee Charter effective March 9, 2000

* Previously filed and incorporated by reference to the 1999 annual report on Form 10-K (SEC File No. 333-53953)

** Previously filed and incorporated by reference to the 1998 annual report on Form 10-K (SEC File No. 333-53953).

*** Previously filed and incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-5393).

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

++++++ Previously filed and incorporated by reference to the 1999 annual report on Form 10-K (SEC File No. 333-53953).


         (b) Reports on Form 8-K

         Report on Form 8-K filed April 20, 2000

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

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2000.


                                       Convergent Communications, Inc.


                                       By:  /s/ Joseph R. Zell
                                          --------------------------------------
                                          Joseph R. Zell
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                                    Title                             Date
--------------------------------------     ---------------------------------------    ------------------


        /s/   JOSEPH R. ZELL               President, Chief Executive                   April 24, 2000
--------------------------------------     Officer and Director
            Joseph R. Zell                 (Principal ExecutiveOfficer)


       /s/   BRIAN R. ERVINE               Chief Financial Officer and                  April 24 2000
--------------------------------------     Treasurer (Principal Financial and
          Brian R. Ervine                  Principal Accounting Officer)


                                           Director                                     April 24, 2000
--------------------------------------
           Jeffrey A. Shaw


                                           Director                                     April 24, 2000
--------------------------------------
          Richard W. Boyce

                 Signature                                            Title                                   Date
--------------------------------------------       --------------------------------------------       ---------------------


          /s/ Spencer I. Browne*                   Director                                              April 24, 2000
--------------------------------------------
            Spencer I. Browne


         /s/ Michael J. Marocco*                   Director                                              April 24, 2000
--------------------------------------------
           Michael J. Marocco


       /s/   Richard G. Tomlinson*                 Director                                              April 24, 2000
--------------------------------------------
          Richard G. Tomlinson

*  By  /s/ MARTIN E. FREIDEL

Martin E. Freidel, attorney in fact.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Convergent Communications, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 13, 2000 except for Note 7 as to which the date is March 28, 2000 and Note 1 as to which the date is April 18, 2000, appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Denver, Colorado
March 13, 2000

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                                (in thousands)

                                        Balance           Charged
                                          at              to Costs                                                      Balance at
                                       Beginning            and                 Deductions/                               End of
                                       of Period          Expenses               Writeoffs            Other               Period
                                      ------------       -----------           --------------        --------          -------------
Allowance for uncollectible trade
receivables:
 Year ended December 31, 1997         $    --            $    21                  $    --            $   --               $    21
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1998         $    21            $   401                  $  (205)           $1,691  (i)          $ 1,908
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1999         $ 1,908            $ 3,154                  $(2,550)           $   --               $ 2,512
                                      -------            -------                  -------            ------               -------
Allowance for obsolete or excess
  inventory:
 Year ended December 31, 1997         $    --            $    --                  $    --            $   --               $    --
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1998         $    --            $    68                  $    --            $   --               $    68
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1999         $    68            $ 1,368                  $   (88)           $   --               $ 1,348
                                      -------            -------                  -------            ------               -------
Valuation allowance for deferred
 tax assets:
 Year ended December 31, 1997         $    --            $ 3,582  (ii)            $    --            $   --               $ 3,582
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1998         $ 3,582            $19,114  (ii)            $    --            $   --               $22,696
                                      -------            -------                  -------            ------               -------
 Year ended December 31, 1999         $22,696            $42,351  (ii)            $    --            $   --               $65,047
                                      -------            -------                  -------            ------               -------

(i)  Represents amount from acquisition of certain assets of Tie
     Communications, Inc.
(ii) Represents a full valuation against the net deferred tax assets.