Form 10-Q
period 2000-03-31
CONVERGENT COMMUNICATIONS INC /CO
filed 2000-05-15
CIK 1046558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

  (1) Yes X   No
         ---    ---

  (2) Yes X   No
         ---    ---

  On May 10, 2000, 29,151,536 shares of the registrant's Common Stock were outstanding

                               TABLE OF CONTENTS
                                                                          Page
                                                                           No.
                                                                          ----
                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets--December 31, 1999 and March 31, 2000..........  1
Consolidated Statements of Operations and Comprehensive Loss--
  Three months ended March 31, 1999 and 2000...............................  2
Consolidated Statement of Shareholders' Equity (Deficit)--
  Three months ended March 31, 2000........................................  3
Consolidated Statements of Cash Flows--Three months ended
  March 31, 1999 and 2000..................................................  4
Notes to Consolidated Financial Statements.................................  5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................  8

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 16
Item 2. Changes in Securities and Use of Proceeds.......................... 16
Item 3. Defaults Upon Senior Securities.................................... 16
Item 4. Submission of Matters to a Vote of Securities Holders.............. 16
Item 5. Other Information.................................................. 16
Item 6. Exhibits and Reports on Form 8-K
            Exhibits....................................................... 16
            Reports on Form 8-K............................................ 16

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

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                    December 31,           March 31,
                                                                                        1999                 2000
                                                                                       --------            --------
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                         $ 25,215            $ 13,896
     Short-term investments                                                              34,742               1,208
     Restricted cash                                                                     20,800              20,800
     Trade accounts receivable, net of allowance for doubtful accounts of
         $2,512 and $1,559, respectively                                                 37,778              38,277
     Inventory                                                                           13,810              17,698
     Prepaid expenses, deposits, leases receivable and other                              9,070              10,049
                                                                                       --------            --------
         Total current assets                                                           141,415             101,928

Property, network and equipment                                                          77,455              86,286
     Less accumulated depreciation                                                      (15,292)            (21,024)
                                                                                       --------            --------
         Total property, network and equipment                                           62,163              65,262

Restricted cash                                                                          17,669              19,818
Goodwill, net of amortization of $8,528 and $10,129, respectively                        56,037              54,520
Other intangible assets, net of amortization of $3,589 and
     $3,791, respectively                                                                10,967              10,909
Leases receivable, less current portion                                                   6,150               8,481
Investments and other assets                                                                812                 532
                                                                                       --------            --------
         Total assets                                                                  $295,213            $261,450
                                                                                       --------            --------
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable                                                            $ 25,086            $ 21,416
     Accrued compensation                                                                10,423              12,315
     Accrued interest                                                                     5,308              10,508
     Other accrued liabilities                                                            5,990               8,538
     Deferred revenue and customer deposits                                               6,312               6,278
     Current portion of long-term debt                                                    1,788              13,993
     Current portion of capital lease obligations                                         9,533               9,047
                                                                                       --------            --------
         Total current liabilities                                                       64,440              82,095

Long-term debt, less discount and current portion                                       177,995             169,231
Long-term capital lease obligations, less current portion                                16,158              15,400
                                                                                       --------            --------
         Total liabilities                                                              258,593             266,726
                                                                                       --------            --------
Commitments

Shareholders' equity (deficit):
     Preferred stock, 1 million shares authorized, none issued                                -                   -
     Common stock, no par value, 100 million shares authorized, 28,642
         and 28,930 shares issued and outstanding, respectively                         196,937             199,533
     Additional paid-in-capital                                                           8,025               8,017
     Treasury stock                                                                        (919)               (746)
     Deferred compensation obligation                                                       919                 746
     Accumulated other comprehensive income                                                 573                 859
     Unearned compensation                                                                 (250)               (228)
     Accumulated deficit                                                               (168,665)           (213,457)
                                                                                       --------            --------
         Total shareholders' equity (deficit)                                            36,620              (5,276)
                                                                                       --------            --------
         Total liabilities and shareholders' equity (deficit)                          $295,213            $261,450
                                                                                       ========            ========


      The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)




                                                                                          Three months ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                        1999                  2000
                                                                                      --------              --------
Revenue                                                                               $ 31,709              $ 52,847

Cost of sales excluding depreciation                                                    20,743                37,513
Selling, general and administrative                                                     23,338                41,150
Depreciation and amortization                                                            2,863                 7,723
Non-recurring compensation expense                                                           -                 5,027
                                                                                      --------              --------
      Total operating expenses                                                          46,944                91,413

      Operating loss                                                                   (15,235)              (38,566)

      Interest expense                                                                  (5,937)               (7,672)
      Interest income                                                                      951                 1,453
      Other income (expense), net                                                           92                    (7)
                                                                                      --------              --------
Net loss                                                                               (20,129)              (44,792)
Other comprehensive income, unrealized holding gains on securities                          12                   286
                                                                                      --------              --------
      Comprehensive loss                                                              $(20,117)             $(44,506)
                                                                                      ========              ========
Net loss per share:
      Net loss per share (basic and diluted)                                          $  (0.72)             $  (1.56)
      Weighted average number of shares outstanding (basic and diluted)                 27,885                28,789




      The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)





                                                                                                       Accumulated
                                                            Additional                  Deferred          Other
                                   Common       Common        Paid-in     Treasury    Compensation    Comprehensive
                                   Shares        Stock        Capital      Stock       Obligation         Income
                                   ------      ---------    ---------     -------     ------------    -------------
Balance, December 31, 1999         28,642      $ 196,937      $ 8,025      $ (919)          $ 919             $ 573
Common stock issued for:
    401 (k) match                      59            932            -           -               -                 -
    Exercise of stock options          78             40            -           -               -                 -
    Exercise of warrants               28             90           (8)          -               -                 -
Stock Compensation                    130          1,505            -           -               -                 -
Distribution of deferred stock         (7)           (78)           -         173            (173)                -
Other comprehensive income:
    Unrealized gain on securities       -              -            -           -               -               286
Other                                   -            107            -           -               -                 -
Net loss                                -              -            -           -               -                 -
                                   ------      ---------    ---------     -------     ------------    -------------
Balance, March 31, 2000            28,930      $ 199,533      $ 8,017      $ (746)          $ 746             $ 859
                                   ======      =========    =========     =======     ============    =============



                                        Unearned       Accumulated
                                      Compensation       Deficit         Total
                                      ------------    ------------    ---------
Balance, December 31, 1999               $ (250)      $ (168,665)     $ 36,620
Common stock issued for:
    401 (k) match                             -                -           932
    Exercise of stock options                 -                -            40
    Exercise of warrants                      -                -            82
Stock Compensation                           22                -         1,527
Distribution of deferred stock                -                -           (78)
Other comprehensive income:
    Unrealized gain on securities             -                -           286
Other                                         -                -           107
Net loss                                      -          (44,792)      (44,792)
                                      ------------    ------------    ---------
Balance, March 31, 2000                  $ (228)      $ (213,457)     $ (5,276)
                                      ============    ============    =========


      The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                            Three months ended
                                                                                        March 31,           March 31,
                                                                                          1999                 2000
                                                                                        ---------            ---------
Cash flows from operating activities:
Net Loss                                                                                $ (20,129)           $ (44,792)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         2,863                7,723
      Amortization of deferred financing costs and accretion of debt discount                 401                  570
      Provision for uncollectible accounts                                                    902                2,074
      Stock compensation expense                                                               14                1,527
      401(k) contributions through the issuance of common stock                               170                  932
      Other                                                                                     -                  378
Change in working capital (net of acquisition):
      Trade accounts receivable                                                            (2,276)              (3,429)
      Inventory                                                                               439               (3,888)
      Prepaid expenses and other current assets                                              (566)                 484
      Trade accounts payable                                                                 (422)              (5,082)
      Accrued compensation                                                                  1,630                1,892
      Accrued interest                                                                      5,200                5,545
      Other accrued liabilities                                                              (980)               2,673
      Deferred revenue and customer deposits                                                 (205)                 (33)
                                                                                        ---------            ---------
Net cash used in operating activities                                                     (12,959)             (33,426)
Cash Flows from investing activities:
      Additions of property, network and equipment                                         (1,075)              (6,538)
      Acquisitions, net of cash acquired                                                   (1,500)                   -
      Short-term investments                                                              (15,873)              34,343
      Restricted cash                                                                      (1,475)              (2,149)
      Leases receivable                                                                    (1,259)              (2,938)
      Other assets                                                                            (23)                (588)
                                                                                        ---------            ---------
Net cash (used in) provided by investing activities                                       (21,205)              22,130
Cash flow from financing activities:
      Proceeds from private placement, net of offering costs                               19,300                    -
      Proceeds from new borrowings, net of financing costs                                    986                3,663
      Payments on notes payable                                                               (30)                (725)
      Payments on capital leases                                                           (1,298)              (3,065)
      Proceeds from exercise of warrants and stock options                                      -                  122
      Repurchase of common shares                                                               -                  (18)
                                                                                        ---------            ---------
Net cash provided by (used in) financing activities                                        18,958                  (23)
Net decrease in cash and cash equivalents                                                 (15,206)             (11,319)
Cash and cash equivalents at beginning of period                                           25,597               25,215
                                                                                        ---------            ---------
Cash and cash equivalents at end of period                                               $ 10,391             $ 13,896
                                                                                        =========            =========
Supplemental disclosure of other cash and non-cash investing and financing activities:
      Acquisition of property, network and equipment through the issuance of
          capital leases and other financing facilities                                   $ 2,281              $ 1,768
      Acquisition of property, network and equipment in accounts payable
          waiting to be financed                                                                -                1,411
      Cash paid for interest                                                                  336                1,557


      The accompanying notes are an integral part of these consolidated financial statements

                        CONVERGENT COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    References in these footnotes to "Convergent Communications," "us," "we," "our" refer to Convergent Communications, Inc. and its subsidiaries.

    We are an Integrated Communications Provider (ICP) that is focused on the small and medium enterprise market, primarily businesses with 25 to 500 employees. As an ICP, we provide turnkey communications, networking and Internet solutions such as the following:

    . eBusiness Solutions - We help customers conceive, develop, implement and manage Web services to enable intranet, extranet, and e-commerce applications; additionally, we provide Web hosting and hosting applications.

    .  IP/Broadband Services - We provide an integrated set of Internet Protocol
       (IP) services such as dial-up and dedicated Internet access, Virtual Private Network (VPN) services, and related server, firewall and security offerings.

    . Network Service - We deliver traditional long distance and local voice and data networking services, including dedicated and Wide Area Networks
       (WAN).

    . System Integration - We offer customers a market-leading portfolio of data, video and voice network equipment, installation, integration and support.

    Our ultimate success depends upon, among other factors, attracting and retaining customers in our target markets, completing our product and service portfolio with the addition of eBusiness solutions, broadband and Internet services and network services, completing the build out of our Cisco based ATM/IP network, continuing to develop our customer care and sales organizations, continuing to develop and integrate our operational support system and other back office systems, responding to competitive developments, continuing to attract, retain and motivate qualified personnel, and continuing to upgrade our technologies and commercialize our services incorporating these technologies. There is no assurance that we will be successful in addressing these matters and our failure to do so could have a material adverse effect on our business prospects, operating results and financial condition.

    Our business plan will continue to require a substantial amount of capital to fund our market expansion. As we continue to expand our business, we will seek additional sources of financing to fund our development. We estimate that our existing funds at March 31, 2000, the additional funds raised through the sale of our Series B Preferred Stock in April (see Note 5) and our available borrowing and lease financing capacity will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.

2. INTERIM FINANCIAL DATA

    The consolidated balance sheet as of March 31, 2000, and the related consolidated statement of shareholders' equity (deficit), statements of operations and comprehensive loss, and statements of cash flows for the three months ended March 31, 1999 and 2000 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

    The accompanying financial statements should be read with our consolidated financial statements included in our 1999 Form 10-K/A filed with the Securities and Exchange Commission on April 24, 2000.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


    Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. BUSINESS SEGMENTS

    We classify our business into four fundamental areas: eBusiness, broadband, network and integration. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are: revenue and gross margin before depreciation as presented below:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                            1999              2000
                                                                         ------------       -----------
                                                                                  (in thousands)
Revenue:
       eBusiness                                                            $      49         $   2,082
       Broadband                                                                   20               253
       Network                                                                  2,477             1,640
       Integration                                                             29,163            48,872
                                                                         ------------       -----------
           Total Revenue                                                       31,709            52,847
                                                                         ------------       -----------
Gross margin before depreciation:
       eBusiness                                                                   49               751
       Broadband                                                                  (77)           (1,110)
       Network                                                                    394              (576)
       Integration                                                             10,600            16,269
                                                                         ------------       -----------
           Total gross margin before depreciation                              10,966            15,334
                                                                         ------------       -----------
Reconciliation to net loss:
       Selling, general and administrative                                    (23,338)          (43,150)
       Depreciation and amortization                                           (2,863)           (7,723)
       Non-recurring compensation expense                                           -            (3,027)
                                                                         ------------       -----------
       Operating loss                                                         (15,235)          (38,566)

       Interest expense                                                        (5,937)           (7,672)
       Interest income                                                            951             1,453
       Other income (expense)                                                      92                (7)
                                                                         ------------       -----------
           Net loss                                                         $ (20,129)        $ (44,792)
                                                                         ============       ===========

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. NET LOSS PER SHARE

  The net loss available to common shareholders and weighted average shares consists of the following:


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                           1999                 2000
                                                                                       -----------           ----------
                                                                                                  (in thousands)
Net Loss                                                                                  $ 20,129             $ 44,792
                                                                                       ===========           ==========
Weighted average number of shares outstanding (basic and diluted)                           27,885               28,789
                                                                                       ===========           ==========

As of March 31, 1999 and 2000, a total of 9,786,769 and 10,168,851, options and warrants were outstanding which were not considered in the above calculations as their effect, if exercised, would have been anti-dilutive.

5. SUBSEQUENT EVENTS

    In April 2000, we entered into a three year $50.0 million Senior Secured Revolving Line of Credit with Foothill Capital Corporation. Under the terms of this $50.0 million credit facility we are able to borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12.0 million or 50% of eligible inventory, as defined in the agreement. The facility will automatically renew for one year periods, unless earlier terminated, and carries an interest rate of 1.0% above the Wells Fargo Bank, N.A. base rate.

    In April 2000, we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% Series B convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. If not converted, the preferred stock is mandatoraly redeemable in April 2010 at $175 million plus accrued dividends.

    In conjunction with the sale of our Series B preferred stock, the $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. has been repaid in full.

    We have 1,000,000 shares of preferred stock authorized, none of which were outstanding as of December 31, 1999 or March 31, 2000.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read along with the consolidated financial statements and the accompanying notes included later in this Form 10-
Q. This discussion includes forward-looking statements and is based on current expectations which involve risks and uncertainties. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.

Overview

    We are a broadband, IP-centric, Integrated Communications Provider (ICP) that is focused on the small and medium sized enterprise market, primarily businesses with 25 to 500 employees. An ICP is a company that can provide turnkey communications, networking and Internet solutions. To accomplish this, the company is developing and integrating four key product and service portfolios:

    . eBusiness Solutions - We help customers conceive, develop, implement and manage Web services to enable intranet, extranet, and e-commerce applications; additionally, we provide Web hosting and hosting applications.

    . IP/Broadband Services - We provide an integrated set of IP services such as dial-up and dedicated Internet access, Virtual Private Network (VPN) services, and related server, firewall and security offerings.

    . Network Service - We deliver a complete set of traditional long distance and local voice and data networking services, including dedicated and Wide Area Networks (WAN).

    . System Integration - We offer customers a market-leading portfolio of data, video, and voice network equipment, installation, integration and support.

Our unique value proposition is our ability to combine all of these components through a direct channel to the customer. We can offer each of these services and products individually or in a bundled offering.

    We were first capitalized in March 1996. Since that time, we have successfully raised $338.6 million in capital, including $450,000 in founders' capital, $24.0 million in two private placements of common stock in 1996 and 1997, $160.0 million through the 1998 sale of our 13% Senior Notes and related warrants, $20.0 million in a 1999 sale of our convertible preferred stock and warrants to affiliates of Sandler Capital Management and $134.1 million in our Initial Public Offering in July 1999. In addition, in April 2000, we raised $175.0 million through the sale of 175,000 shares of our Series B Preferred Stock and issuance of warrants to an investment group led by Texas Pacific Group. We also have borrowing capacity under our existing Comdisco equipment lease facility of $30.0 million. In April 2000, we entered into a $50.0 million Senior Secured Revolving Line of Credit Facility with Foothill Capital Corporation.

    Since our inception, we have acquired 18 businesses which have accelerated our market development. Primarily through these acquisitions, we now have a nationwide footprint in 35 tier 1, tier 2 and tier 3 markets. We now have voice and data customer bases with the appropriate sales and service personnel in 17 of these markets of which 7 of these markets we have a full suite of ICP products and services, including network and Internet services, Web site development and e-commerce support. The remaining markets have voice oriented customer bases and resources. We have and are continuing to build underlying network, Internet and Web hosting platforms to enable us to offer facilities based web applications including hosting and security services. To support this strategy we are building a network based on Cisco-ATM/IP switches, 16 of which have been deployed and an additional 8 which are planned for this year.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

Description of Financial Components

    We classify our business into four segments: eBusiness, Broadband, Network and Integration.

    Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.



Revenue:                                                             Cost of Sales (excluding depreciation):
e Business
    .  Web development and hosting                                   .  engineer and technician direct compensation and benefits
    .  Web applications
    .  eBusiness development

Broadband
    .  frame relay (ATM and IP switching)                            .  leased line facilities' costs
    .  Internet access                                               .  capacity charges imposed by Internet service providers
    .  virtual private network (VPN)                                    and other carrier
    .  digital subscriber line (DSL)

Network
    .  long distance telephone service                               .  costs of connecting customers to long distance or local
    .  local telephone service                                          networks
    .  private line service                                          .  capacity charges that long distance and local carriers
                                                                        impose on us to use their equipment and networks

Integration
    .  network planning, design, maintenance and monitoring          .  engineer and technician direct compensation and benefits
    .  long-term contracts (typically three to five years)           .  costs associated with all the data and
       under which we own, manage and are responsible for all           voice  systems and services described in this table
       or a portion of the network inside our customers' premises
    .  sale and installation of data, voice and video                .  cost of data, voice and video network system systems
       network systems                                               .  costs of installation, including technician
                                                                        compensation and benefits



    Selling, general and administrative expenses have increased significantly as we have recruited management and support personnel to support our growth.

    . Sales and marketing expenses include commissions paid in connection with our sales programs, marketing salaries and benefits, travel expenses, trade show expenses, occupancy fees, consulting fees and promotional costs. Also included are the costs of soliciting potential customers such as telemarketing, brochures, targeted advertising and promotional campaigns.

    . General and administrative expenses primarily consist of salaries and related expenses of management and support services personnel, occupancy fees, professional fees and general corporate and administrative expenses.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

    Depreciation and amortization expense includes depreciation of property, network and equipment (over two to five years), including our assets located inside our customers' premises provided under long-term managed network service contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that resulted from business acquisitions. We had $54.5 million of goodwill, net of amortization, on March 31, 2000.

    Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a significant portion of our capital expenditures, including our purchase of Cisco Systems Inc.'s multi-service, data and voice ATM/IP switches and additional Cisco Systems, Inc. equipment under our $103.5 million equipment facility with Cisco Systems Capital Corporation.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

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



                                                          Three Months Ended
                                                                March 31,
                                              --------------------------------------------
                                                       1999                     2000
                                              -------------------       ------------------
                                                        (dollars in thousands)
Revenue:
   eBusiness                                    $     49        -%        $ 2,082        4%
   Broadband                                          20        -             253        -
   Network                                         2,477        8           1,640        3
   Integration                                    29,163       92          48,872       93
                                              ----------   ------       ---------    -----
   Total revenue                                  31,709      100%         52,847      100%

Cost of sales excluding depreciation:
   eBusiness                                           -        -%          1,330       64%
   Broadband                                          98      490           1,363      539
   Network                                         2,082       84           2,216      135
   Integration                                    18,563       64          32,604       67
                                              ----------   ------       ---------    -----
   Total cost of sales excluding depreciation     20,743                   37,513

Gross margin before depreciation:
   eBusiness                                          49      100%            751       36%
   Broadband                                         (77)    (385)         (1,110)    (439)
   Network                                           394       16            (576)     (35)
   Integration                                    10,600       36          16,269       33
                                              ----------   ------       ---------    -----
   Total gross margin before depreciation       $ 10,966                 $ 15,334
                                              ----------                ---------

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

    Revenue for the first quarter of 2000 was $21.1 million greater than revenue for the first quarter of 1999. More than 90% of the increase in revenue came from our integration segment which increased $19.7 million and includes professional services, maintenance and systems sales. The majority of this increase is in sales of data systems, which increased $16.7 million, and is largely attributable to the acquisition of five data integration businesses during the last 12 months. As a result, revenue from sales of data systems increased as a percentage of revenue from 23% for the first quarter of 1999 to 46% for the first quarter of 2000. The balance of the change in revenue comes from a $2.0 million increase in eBusiness, a $233,000 increase in broadband and a decline of approximately $837,000 in network. The decline in network revenue is largely attributable to three competitive long-distance rate reductions during the last 12 months.

    Cost of sales excluding depreciation increased $16.8 million from the first quarter of 1999 to the first quarter of 2000. Cost of sales also increased as a percentage of revenue from 65% for the first quarter of 1999 to 71% for the first quarter of 2000. This increase in cost of sales as a percentage of revenue is directly related to the revenue shift toward data systems, which have a higher related direct cost. However, we believe that the addition of these data capabilities will result in higher-margin eBusiness and IP/Broadband opportunities. Also contributing to the higher percentage of cost of sales are the recurring fixed infrastructure costs associated with operating our Cisco based ATM/IP network which does not yet have a sufficient volume of customer traffic to cover these costs.

    Selling, general and administrative expenses increased $19.8 million from the first quarter of 1999 to the first quarter of 2000. The majority of the increase is attributable to field expenses and is primarily a result of the five acquisitions completed during the last 12 months, the development of our eBusiness group and other growth in selling, services and order entry personnel to support our expanding field operations. Continued growth of the support services organization also contributed, to a lessor degree, to the increase in general and administrative expenses, but increased less than the percentage increase in revenue. Included in the increase in general and administrative expense was a charge of approximately $2.0 million for the reserve of a doubtful receivable.

    Non-recurring compensation expense which was approximately $3.0 million for the three months ended March 31, 2000 included approximately $2.0 million related to severance as a result of changes in executive management and an additional $1.0 million in compensation related to acquisition integration.

    Depreciation and amortization expense increased approximately $4.9 million from the first quarter of 1999 to the first quarter of 2000. This increase is a direct result of increases of $54.4 million in property, network and equipment. In addition, goodwill increased $11.4 million as a result of the five acquisitions completed between March 31, 1999 and March 31, 2000. As of March 31, 2000 we had $54.5 million in goodwill, net of amortization, which is being amortized over ten years. The increase in property, network and equipment is largely due to:

    .  the addition and expansion of new and existing markets;
    . the development and deployment of 16 of our ATM/IP switching platforms; . continued development of our operational support systems; and . the increase in assets under managed network services contracts.

    Interest expense increased by approximately $1.7 million from the first quarter of 1999 to the first quarter of 2000. The increase is a result of increased indebtedness under our equipment financing facilities with Comdisco and GATX Capital Corporation, Inc. for property, network and equipment, borrowing under the Cisco facility to fund our Cisco based ATM/IP network build-out, and also as a result of indebtedness under the $10.0 million Goldman Sachs Credit Partners L.P. senior secured credit facility which was repaid in April 2000.

    Interest income increased approximately $502,000 from the first quarter of 1999 to the first quarter of 2000. The increase is a result of the maturity of our remaining investments during the quarter ended March 31, 2000.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)


Liquidity and Capital Resources

    Since inception, in addition to borrowings under our credit facilities we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts and other expenses associated with the offering.


                                                                              Gross             Net
Securities Sold                                                              Proceeds        Proceeds
------------------------------------------------------------------------   -------------   --------------
    (in thousands)
Initial sale of 3,750 shares of common stock to founders
    (April through October 1996)                                              $     450        $     450
3,500 shares of common stock and 1,750 warrants
    (December 1996 through February 1997)                                         7,000            6,296
3,410 shares of common stock and 1,705 warrants
    (October through November 1997)                                              17,050           15,340
13% Senior Notes and 864 warrants (April 1998)                                  160,000          152,378
Sale of 800 shares of Series A Convertible Preferred Stock and
    958 warrants (March 1999)                                                    20,000           19,300
Initial Public Offering of 8,937 shares of common stock (July 1999)             134,051          122,281
                                                                           -------------   --------------
    Total funds raised                                                        $ 338,551        $ 316,045
                                                                           =============   ==============


    Our principal uses of cash are to fund working capital requirements, capital expenditures, business acquisitions, operating losses and interest expenses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses.

    As of March 31, 1999, prior to the $175 million sale of our Series B Preferred Stock in April 2000, we had current assets of $101.9 million, including cash, cash equivalents of $13.9 million and restricted cash of $20.8 million, and working capital of $19.8 million. We also had $19.8 million in non-current restricted cash. The majority of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April 2001 on our 13% Senior Notes. We invest excess funds in short-term investments until these funds are needed for debt payments, capital investments, acquisitions and the operations of our business.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

    Cash Flows From Operating Activities. Operating activities used cash of approximately $33.4 million during the quarter ended March 31, 2000 compared to $13.0 million for the quarter ended March 31, 1999. Cash used in operating activities in 2000 was primarily due to the net loss of $44.8 million, an increase in trade accounts receivable and inventory of $7.3 million and a decrease in accounts payable of $5.1 million. These uses of cash were partially offset by $13.2 million in non-cash expenses such as depreciation and amortization, provision for uncollectible accounts and stock compensation and an increase in accrued expenses of $10.1 million. Cash used in operating activities as a percentage of revenue increased from 41% for the first quarter of 1999 to 63% for the first quarter of 2000. The primary reason for this increase is due to our vendor credit lines not increasing adequately to support the significant increase in our purchasing activity which resulted in a net decrease or, cash used, of $5.1 million in accounts payable. The strengthening of our liquidity position, as a result of the proceeds from the sales of our preferred stock and borrowing under the $50.0 million credit facility ( see "Cash Flow From Financing Activities" and "Future Capital Requirements" below), should allow us to negotiate better credit terms with our vendors.

    Cash Flows From Investing Activities. Investing activities provided cash of $22.1 million during the first quarter of 2000 compared to cash used of $21.2 million for the first quarter of 1999. The cash provided from investing activities was a result of $34.3 million in maturing short-term investments during the first quarter of 2000. Cash provided was partially offset by $11.5 million of cash used for capital expenditures ($6.5 million), cash invested in leases receivable of ($2.9 million) and restricted cash ($2.1 million).

    Cash Flows From Financing Activities. Financing activities used cash of approximately $23,000 for the first quarter of 2000 and provided cash of $19.0 million during the first quarter of 1999. During the first quarter of 2000, there was $3.7 million provided from new borrowing which was offset by $3.7 million in debt and capital lease payments.

    In June 1999, we entered into a $10.0 million senior secured credit facility with Goldman Sachs Credit Partners L.P. The proceeds of this facility were being used for working capital and other general corporate purposes. Interest accrued at the greater of 13.0% or LIBOR plus 6.0% with interest payments due monthly. In connection with this facility, we also issued to Goldman Sachs Credit Partners L.P. a warrant to acquire 375,000 shares of common stock at an exercise price of $15.00 per share, none of which had been exercised as of March 31, 2000. This facility was repaid in full in April 2000 with a portion of the proceeds from the sale of our Series B preferred stock, discussed below.

    In July 1999, we entered into a six-year $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility provides the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of March 31, 2000. The warrant has an exercise price of $13.00 per share and is exercisable for three years from the date of issuance. The facility is available in three tranches over a three year period with quarterly payments due over three years beginning one year from the availability of each tranche. As of March 31, 2000, we had borrowed $9.8 million under this facility.

    We have an agreement with GATX Capital Corporation, that was used to finance our internal capital needs under which $4.1 million was outstanding on March 31, 2000.

    In April 2000, we entered into a $50.0 million Senior Secured Revolving Line of Credit Facility with Foothill Capital Corporation. Under the terms of this $50.0 million credit facility we are able to borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12.0 million or 50% of eligible inventory, as defined in the agreement.

    In April 2000, we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% Series B convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (Continued)

exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share.

    Future Capital Requirements. We have significant debt in relation to our equity. At March 31, 2000, we had $207.7 million in debt and $5.3 million in shareholders' deficit, which includes paid-in capital of $207.6 million. Our business plan will continue to require a substantial amount of capital to fund our expansion of existing markets and acquisitions. Also, in connection with the hiring of our new President and CEO, we are required to pay a $20.0 million signing bonus, $10.0 million of which was paid in cash in April 2000, the remaining amount will be paid, in cash or shares of our common stock, at his option, on or before December 31, 2000. Our business plan includes the following:

    .  deploying our Cisco based IP/ATM network connecting our switches;

    . funding the purchase, installation and ownership of managed networks (which includes providing these customers with all necessary hardware, software, transmission facilities and management, maintenance and monitoring services);

    .  continuing to develop our customer care and sales organizations;

    .  continuing to develop our operational support system;

    .  funding operating losses and debt service requirements; and

    .  evaluating acquisitions and investments.

    We estimate that our existing funds at March 31, 2000, our available borrowing under our financing and leasing facilities currently in place and additional funds from the sale of our Series B Preferred Stock and the $50.0 million senior secured credit facility will be sufficient to meet our capital requirements for the foreseeable future. We may require additional capital sooner than anticipated if there are material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our business, financial condition, results of operations and liquidity and on the price of our common stock.

                                    Part II

Item 1. Legal Proceedings

    We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(c)    Securities sold:




                       Underwriters       Number of
                       or Class of        Shares of                        Exemption
Date                    Purchasers      Common Stock    Consideration       Claimed
------------------  ------------------  -------------  ----------------  --------------
Jan. 4, 2000 to     Private Placement          27,733          $ 81,590       Section 4(2)
Mar. 28, 2000       Warrant exercises


Jan. 5, 2000 to     Employee option            60,205          $126,206       Section 4(2)
Jan. 24, 2000       exercises


Jan. 12, 2000       Seller in an                1,000          $ 11,813       Section 4(2)
                    acquisition


Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  None

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
      27  Financial Data Schedule

  (b) None

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q, for the quarter ended March 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


Convergent Communications, Inc.


Date: May 15, 2000
                                  By:        /s/ JOSEPH R. ZELL
                                     -------------------------------------
                                                 Joseph R. Zell
                                     President and Chief Executive Officer


Date: May 15, 2000
                                  By:        /s/ Brian R. Ervine
                                     -------------------------------------
                                                 Brian R. Ervine
                                     Executive Vice President, Chief Financial
                                              Officer and Treasurer