Form 10-Q
period 2000-06-30
CONVERGENT COMMUNICATIONS INC /CO
filed 2000-08-14
CIK 1046558

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     (1)  Yes      X      No
               ---------      ---------

     (2)  Yes      X      No
               ---------      ---------

          On August 10, 2000, 29,585,641 shares of the registrant's
                        Common Stock were outstanding.

===============================================================================

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                        PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements
Consolidated Balance Sheets--December 31, 1999 and June 30, 2000..........  1
Consolidated Statements of Operations and Comprehensive Loss--Three
  and Six months ended June 30, 1999 and 2000.............................  2
Consolidated Statement of Shareholders' Equity (Deficit)--Six months ended June 30, 2000.....................................................  3
Consolidated Statements of Cash Flows--Six months ended June 30, 1999 and 2000................................................................  4
Notes to Consolidated Financial Statements................................  5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  9

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 17
Item 2.  Changes in Securities and Use of Proceeds........................ 17
Item 3.  Defaults Upon Senior Securities.................................. 17
Item 4.  Submission of Matters to a Vote of Securities Holders............ 17
Item 5.  Other Information................................................ 18
Item 6.  Exhibits and Reports on Form 8-K
            Exhibits...................................................... 18
            Reports on Form 8-K........................................... 18

     When used in this Report, the words "intend", "expects", "plans", "estimates", "anticipates", "projects", "believes", and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, to compete effectively against better capitalized competitors, to withstand downturns in our business or the economy generally and other factors discussed in our files with the Securities and Exchange Commission. Forward-looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)






                                                                            December 31,      June 30,
                                                                               1999             2000
                                                                            ------------     -----------
                           ASSETS                                                            (unaudited)
Current Assets:
     Cash and cash equivalents                                               $  25,215        $ 111,679
     Short-term investments                                                     34,742              693
     Restricted cash                                                            20,800           20,232
     Trade accounts receivable, net of allowance for doubtful accounts of
         $2,512 and $2,132, respectively                                        39,922           35,642
     Inventory                                                                  13,810           20,808
     Prepaid expenses, deposits, leases receivable and other                     9,070           16,850
                                                                             ---------        ---------
         Total current assets                                                  143,559          205,904
Property, network and equipment                                                 77,455          103,170
     Less accumulated depreciation                                             (15,292)         (27,874)
                                                                             ---------        ---------
         Total property, network and equipment                                  62,163           75,296
Restricted cash                                                                 17,669           11,779
Goodwill, net of amortization of $8,528 and $8,876, respectively                56,037           36,529
Other intangible assets, net of amortization of $3,589 and
     $4,379, respectively                                                       10,967           11,546
Leases receivable, less current portion                                          6,150            9,090
Investments and other assets                                                       812            3,211
                                                                             ---------        ---------
         Total assets                                                        $ 297,357        $ 353,355
                                                                             =========        =========


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable                                                  $  25,086        $  22,974
     Accrued compensation                                                       10,423           22,936
     Accrued interest                                                            5,308            5,200
     Other accrued liabilities                                                   5,990            7,569
     Deferred revenue and customer deposits                                      8,456            8,838
     Current portion of long-term debt                                           1,788            6,761
     Current portion of capital lease obligations                                9,533           10,884
                                                                             ---------        ---------
         Total current liabilities                                              66,584           85,162

Long-term debt, less discount and current portion                              177,995          170,620
Long-term capital lease obligations, less current portion                       16,158           16,550
                                                                             ---------        ---------
         Total liabilities                                                     260,737          272,332
                                                                             ---------        ---------
Commitments

Preferred stock, 1,000 shares authorized, none outstanding
     at December 31, 1999; 175 outstanding at June 30, 2000                          -          154,516

Shareholders' Equity (Deficit):
     Common stock, no par value, 100,000 authorized, 28,642 and
         29,414 shares issued and outstanding, respectively                    196,937          200,010
     Unexercised warrants and options                                            8,025           17,594
     Treasury stock                                                               (919)          (1,006)
     Deferred compensation obligation                                              919            1,006
     Accumulated other comprehensive income                                        573              692
     Unearned compensation                                                        (250)            (205)
     Accumulated deficit                                                      (168,665)        (291,584)
                                                                             ---------        ---------
         Total shareholders' equity (deficit)                                   36,620          (73,493)
                                                                             ---------        ---------
         Total liabilities and shareholders' equity (deficit)                $ 297,357        $ 353,355
                                                                             =========        =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)





                                                          Three months ended                 Six months ended
                                                                June 30,                          June 30,
                                                       -------------------------         -------------------------
                                                         1999             2000             1999             2000
                                                       --------         --------         --------       ----------
                                                                               (unaudited)
Revenue                                                $ 38,053         $ 53,264         $ 69,762        $ 106,111

Cost of sales excluding depreciation                     28,439           50,222           53,739           96,105
Selling, general and administrative                      22,685           37,001           41,466           71,782
Compensation related to restructuring                         -           12,617                -           15,643
Depreciation and amortization                             4,108            8,402            6,970           16,126
Impairment of long-lived assets                               -           17,645                -           17,645
                                                       --------         --------         --------        ---------
    Total operating expenses                             55,232          125,887          102,175          217,301

    Operating loss                                      (17,179)         (72,623)         (32,413)        (111,190)

    Interest expense                                     (6,149)          (7,225)         (12,086)         (14,896)
    Interest income                                         771            1,728            1,721            3,180
    Other income (expense), net                            (403)              (7)            (311)             (13)
                                                       --------         --------         --------        ---------
       Net loss                                         (22,960)         (78,127)         (43,089)        (122,919)
Preferred dividends and accretion of discount                 -           (3,241)               -           (3,241)
                                                       --------         --------         --------        ---------
       Net loss available to common shareholders        (22,960)         (81,368)         (43,089)        (126,160)
Other comprehensive income, unrealized
    holding gains (losses) on securities                     11             (166)              22              119
                                                       --------         --------         --------        ---------
       Comprehensive loss                              $(22,949)        $(81,534)        $(43,067)       $(126,041)
                                                       ========         ========         ========        =========
Net loss per share:
    Net loss per share attributable to
      common shareholders (basic and diluted)          $  (1.61)        $  (2.79)        $  (3.06)       $   (4.35)
                                                       ========         ========         ========        =========
    Weighted average number of shares
      outstanding (basic and diluted)                    14,253           29,172           14,099           28,981
                                                       ========         ========         ========        =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)




                                                               Unexercised                   Deferred
                                      Common        Common       Warrants    Treasury       Compensation
                                      Shares        Stock      and Options    Stock          Obligation
                                      ------      ---------    -----------   --------       ------------
                                                               (unaudited)
December 31, 1999                     28,642       $196,937      $ 8,025     $  (919)          $  919
Common stock issued for:
    401 (k) match                        157          2,005            -           -                -
    Business combinations                 58            686            -           -                -
    Exercise of stock options            151            226            -           -                -
    Exercise of warrants                 150            837         (663)          -                -
Stock compensation                       264          2,569            -           -                -
Distribution of deferred stock            (8)          (116)           -         173             (173)
Deferred stock compensation                -              -            -        (260)             260
Warrants issued in connection with
    financing                              -              -       10,232           -                -
Preferred stock dividend and
    accretion                              -         (3,241)           -           -                -
Other comprehensive income:
    Unrealized gain on securities          -              -            -           -                -
Other                                      -            107            -           -                -
Net loss                                   -              -            -           -                -
                                      ------       --------      -------     -------           ------
June 30, 2000                         29,414       $200,010      $17,594     $(1,006)          $1,006
                                      ======       ========      =======     =======           ======



                                            Accumulated
                                               Other
                                           Comprehensive      Unearned      Accumulated
                                               Income        Compensation       Deficit         Total

December 31, 1999                               $573            $(250)       $(168,665)       $  36,620
Common stock issued for:
    401 (k) match                                  -                -                -            2,005
    Business combinations                          -                -                -              686
    Exercise of stock options                      -                -                -              226
    Exercise of warrants                           -                -                -              174
Stock compensation                                 -               45                -            2,614
Distribution of deferred stock                     -                -                -             (116)
Deferred stock compensation                        -                -                -                -
Warrants issued in connection with
    financing                                      -                -                -           10,232
Preferred stock dividend and
    accretion                                      -                -                -           (3,241)
Other comprehensive income:
    Unrealized gain on securities                119                -                -              119
Other                                              -                -                -              107
Net loss                                           -                -         (122,919)        (122,919)
                                                ----            -----        ---------         --------
June 30, 2000                                   $692            $(205)       $(291,584)        $(73,493)
                                                ====            =====        =========         ========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                              Six months ended
                                                                                           June 30,        June 30,
                                                                                             1999            2000
                                                                                           --------        ---------
                                                                                                 (unaudited)

Cash flows from operating activities:
Net Loss                                                                                   $(43,089)       $(122,919)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           6,971           16,126
      Impairment of long-lived assets                                                             -           17,645
      Amortization of deferred financing costs and accretion of debt discount                   843            1,494
      Provision for uncollectible accounts                                                      754            3,156
      Stock compensation expense                                                                974            2,614
      401(k) contributions through the issuance of common stock                                 713            2,005
      Loss on sale of investment                                                                221                -
      Other                                                                                       -              338
Change in working capital (net of acquisitions):
      Trade accounts receivable                                                              (3,740)             269
      Inventory                                                                              (1,203)          (7,425)
      Prepaid expenses and other current assets                                              (1,635)          (6,452)
      Revenue earned not billed                                                                   -           (2,121)
      Trade accounts payable                                                                  3,397           (3,535)
      Accrued compensation                                                                      242           12,513
      Accrued interest                                                                           70             (108)
      Other accrued liabilities                                                                (823)           1,704
      Deferred revenue and customer deposits                                                   (816)             382
                                                                                           --------        ---------
Net cash used in operating activities                                                       (37,121)         (84,314)

Cash flows from investing activities:
      Additions of property, network and equipment                                           (1,301)         (15,054)
      Acquisitions, net of cash acquired                                                     (2,052)               -
      Short-term investments                                                                 (7,935)          34,692
      Restricted cash                                                                         8,082            6,458
      Leases receivable                                                                      (3,070)          (4,228)
      Other assets                                                                               24           (1,321)
                                                                                           --------        ---------
Net cash (used in) provided by investing activities                                          (6,252)          20,547

Cash flow from financing activities:
      Proceeds from sale of preferred stock, net of related costs                            19,206          161,507
      Proceeds from new borrowings, net of financing costs                                    9,530            5,255
      Payments on notes payable                                                              (2,243)         (11,455)
      Payments on capital leases                                                             (2,872)          (5,459)
      Proceeds from exercise of warrants and stock options                                    5,401              400
      Other                                                                                      (4)             (17)
                                                                                           --------        ---------
Net cash provided by financing activities                                                    29,018          150,231
Net (decrease) increase in cash and cash equivalents                                        (14,355)          86,464
Cash and cash equivalents at beginning of period                                             25,597           25,215
                                                                                           --------        ---------
Cash and cash equivalents at end of period                                                 $ 11,242         $111,679
                                                                                           ========        =========

Supplemental disclosure of other cash and non-cash investing and financing activities:
      Acquisition of property, network and equipment through the issuance of
          capital leases and other financing facilities                                    $ 10,519          $ 7,201
      Acquisition of property, network and equipment in accounts payable
          waiting to be financed                                                              3,902            1,422
      Cash paid for interest                                                                 11,172           13,510





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     References in these footnotes to "Convergent Communications", "us", "we", "our" refer to Convergent Communications, Inc. and its subsidiaries.

     We are a Broadband Internet and Web services provider with full service network and systems integration capabilities for small and medium-sized businesses with 25 to 500 employees. We provide turnkey communications, networking, and Internet solutions such as the following:

     . Web Services -- We help customers conceive, develop, implement, and manage Web services to enable intranet, extranet, and e-commerce applications.

     . Broadband Internet Services -- We provide an integrated set of Internet Protocol (IP) services such as dial-up and dedicated Internet access, Frame Relay, Virtual Private Network (VPN) services, and related server, firewall, and security offerings.

     . Network Services -- We deliver traditional long-distance and data networking services.

     . System Integration -- We offer customers a market-leading portfolio of data, video and voice network equipment, and installation, integration, maintenance and support services.

     Our ultimate success depends upon, among other factors, attracting and retaining customers in our target markets, completing our product and service portfolio with the addition of Web services, broadband and Internet services, establishing alliances with best-of-breed providers, continuing to develop our customer care and sales organizations, continuing to develop and integrate our operational support system and other back-office systems, responding to competitive developments, continuing to attract, retain, and motivate qualified personnel, and continuing to upgrade our technologies and commercialize our services incorporating these technologies. There is no assurance that we will be successful in addressing these matters, and our failure to do so could have a material adverse effect on our business prospects, operating results, and financial condition.

     Our business plan will continue to require a substantial amount of capital to fund our growth and operations. As we continue to grow our business, we will evaluate additional sources of financing to fund our development. We are initiating steps to conserve capital and reduce costs to extend our available cash resources. We estimate that our existing funds at June 30, 2000, and our available borrowing and lease financing capacity will be sufficient to meet our capital requirements for the foreseeable future. We could, however, require additional capital sooner due to material shortfalls in our operating and financial performance or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter out business strategy or delay or abandon some of our future plans or expenditures or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our financial condition, results of operations and liquidity.


2.  INTERIM FINANCIAL DATA

     The consolidated balance sheet as of December 31, 1999 has been derived from our audited financial statements. The consolidated balance sheet as of June 30, 2000, and the related consolidated statement of shareholders' equity (deficit), statements of operations and comprehensive loss, and statements of cash flows for the three and six months ended June 30, 1999 and 2000 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

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

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  PREFERRED STOCK

     In April 2000, we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% Series B convertible preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share for total consideration of $175 million. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The proceeds from the sale, net of related offering costs were $161.5 million, of which, $10.2 million were allocated to the warrants based on a value determined from a warrant valuation model. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. If not converted, the preferred stock is mandatoraly redeemable in April 2010 at $175 million plus accrued dividends.

     The $10 million senior secured credit facility with Goldman Sachs Credit Partners L.P. was repaid in full with the proceeds from the sale of the Series B preferred stock.

     We have 1,000,000 shares of preferred stock authorized, none of which were outstanding at December 31, 1999. 175,000 shares of Series B convertible preferred stock were outstanding at June 30, 2000.


4.  WORKING CAPITAL FACILITY

     In April 2000, we entered into a three year $50 million Senior Secured Revolving Line of Credit with Foothill Capital Corporation. Under the terms of this $50 million credit facility, we may borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12 million or 50% of eligible inventory, as defined in the agreement. The facility renews automatically for one year periods, unless terminated, and bears interest at 10% per annum in addition to a monthly loan servicing fee of $7,500 and .25% on the average daily unused portion of the facility. At June 30, 2000, there were no borrowings under this facility.


5.  IMPAIRMENT OF LONG-LIVED ASSETS

     In compliance with our accounting policies, we periodically evaluate the carrying amount of our long-lived assets. During the second quarter of 2000, in connection with our change in business focus, we performed an evaluation specifically related to goodwill, by revenue segment in each market, based on the estimated future discounted cash flows generated by those assets. The amount by which the carrying amount of goodwill exceeded the expected discounted cash flow was charged to impairment of long-lived assets. Future cash flows were estimated based on a combination of historical results and expected results from our current business plan. This evaluation resulted in a charge to impairment in long-lived assets of $17.6 million.


6.  EXECUTIVE COMPENSATION

     In connection with the hiring of our new president and chief executive officer we were required to pay a signing bonus of $20 million, $10 million of which was paid in April 2000 and fully earned as of June 30, 2000. The second $10 million was paid in July 2000, of which $2 million had been earned as of June 30, 2000. The remaining $8 million is subject to repayment if employment is terminated before it is earned and is included in prepaid expenses at June 30, 2000. The amount subject to repayment will be reduced by $2 million each quarter until fully earned at June 30, 2001.

                        CONVERGENT COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.  NET LOSS PER SHARE

     The net loss available to common shareholders and weighted average shares outstanding consists of the following:

                                                         Three months ended               Six months ended
                                                              June 30,                        June 30,
                                                      ---------       ---------       ---------      ----------
                                                        1999            2000            1999            2000
                                                      ---------       ---------       ---------      ----------
                                                                            (in thousands)

Net loss available to common shareholders             $(22,960)       $(81,368)       $(43,089)      $(126,160)
                                                      ========        ========        ========       =========
Weighted average number of shares
     outstanding (basic and diluted)                    14,253          29,172          14,099          28,981
                                                      ========        ========        ========       =========

As of June 30, 1999 and 2000, a total of 9,777,115 and 13,116,478 options and warrants were outstanding which were not considered in the above calculations as their effect, if exercised, would have been anti-dilutive.


8.  BUSINESS SEGMENTS

     We classify our business into four fundamental areas: Web services, broadband internet, network, and integration. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are revenue and gross margin before depreciation as presented below:


                                                            Three months ended                 Six months ended
                                                                  June 30,                         June 30,
                                                           1999            2000              1999             2000
                                                         --------        --------          --------        ---------
                                                                               (in thousands)
Revenue:
       Web Services                                      $     81        $  1,469          $    130        $   3,558
       Broadband Internet Services                             69             921                89            1,483
       Network Services                                     2,194           1,488             4,670            3,128
       Systems Integration                                 35,709          49,386            64,873           97,942
                                                         --------        --------          --------        ---------
                                                           38,053          53,264            69,762          106,111
                                                         --------        --------          --------        ---------

Gross margin before depreciation:
       Web Services                                          (543)            (88)             (844)             120
       Broadband Internet Services                            (74)         (2,635)             (152)          (4,040)
       Network Services                                       539              73               934              102
       Systems Integration                                  9,692           5,692            16,085           13,824
                                                         --------        --------          --------        ---------
                                                            9,614           3,042            16,023           10,006
                                                         --------        --------          --------        ---------

Reconciliation to net loss:
       Selling, general and administrative                (22,685)        (37,001)          (41,466)         (71,782)
       Compensation related to restructuring                    -         (12,617)                -          (15,643)
       Depreciation and amortization                       (4,108)         (8,402)           (6,970)         (16,126)
       Impairment of long-lived assets                          -         (17,645)                           (17,645)
                                                         --------        --------          --------        ---------
       Operating loss                                     (17,179)        (72,623)          (32,413)        (111,190)

       Interest expense                                    (6,149)         (7,225)          (12,086)         (14,896)
       Interest income                                        771           1,728             1,721            3,180
       Other income (expense)                                (403)             (7)             (311)             (13)
                                                         --------        --------          --------        ---------
           Net loss                                      $(22,960)       $(78,127)         $(43,089)       $(122,919)
                                                         ========        ========          ========        =========


Systems Integration revenue from a single customer represented 10.8% of total revenue for the six months ended June 30, 2000.

                         CONVERGENT COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2000 we completed the execution of a plan developed by management, in conjunction with our business plan, to reduce the number of our employees and to eliminate markets which did not appear to be strategic or provide a sufficient and timely estimated return on investment. The result was a reduction in headcount of approximately 250 including seven office closures bringing our total markets to 29. We expect to recognize additional costs between $2.0 million and $2.5 million associated with the headcount reductions and office closures in the third quarter of 2000.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read along with the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q. This discussion includes forward-looking statements and is based on current expectations which involve risks and uncertainties. Because of the uncertainty of many factors, what actually occurs in the future may be very different from what we project in our forward-looking statements.


Overview

     We are a Broadband Internet and Web services provider with full service Network and Systems Integration capabilities for the small and medium sized enterprise market, primarily businesses with 25 to 500 employees. We provide turnkey communications, networking, and Internet solutions. Our four key product and service portfolios are:

     . Web Services -- We help customers conceive, develop, implement, and manage Web services to enable intranet, extranet, and e-commerce applications.

     . Broadband Internet Services -- We provide an integrated set of Internet Protocol (IP) services such as dial-up and dedicated Internet access, Frame Relay, Virtual Private Network (VPN) services, and related server, firewall, and security offerings.

     . Network Services -- We deliver traditional long-distance and data networking services.

     . System Integration -- We offer customers a market-leading portfolio of data, video and voice network equipment, and installation, integration, maintenance and support services.

     Our unique value proposition is our ability to combine all of these components through a direct channel to the customer. We can offer each of these services and products individually or in a bundled offering.

     We were first capitalized in March 1996. Since that time, we have successfully raised $513.6 million in capital, including $450,000 in initial capitalization, $24 million in two private placements of common stock in 1996 and 1997, $160 million through the 1998 sale of our 13% Senior Notes and related warrants, $20 million in a 1999 sale of our Series A convertible preferred stock and warrants to affiliates of Sandler Capital Management and $134.1 million in our Initial Public Offering in July 1999. In addition, in April 2000, we raised $175 million through the sale of 175,000 shares of our Series B convertible preferred stock and issuance of warrants to an investment group led by Texas Pacific Group (TPG). We also have borrowing capacity under a $50 million Senior Secured Revolving Line of Credit Facility.

     Since our inception, we have acquired 18 businesses which have accelerated our market development. Primarily through these acquisitions, we now have a nationwide footprint in 19 tier one markets and 10 tier two markets. We currently offer systems integration in all of our markets and offer some combination of Broadband Internet Services, Web Services or Network Services in 20 of our markets.

     In conjunction with the investment made by TPG in April 2000 we have hired a new president and chief executive officer as well as replacements for several of our senior management positions and have elected several new members to our board of directors. The senior management team has developed a bottoms-up, productivity based business plan, placing a greater emphasis on higher margin Broadband Internet and Web revenue. Our new strategy focuses the ongoing capital investments on our core integrated broadband network and on the build out of our Web and application hosting centers. In addition, we are developing critical business alliances that will foster the rapid deployment and support of our new business plan.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Description of Financial Components

     We classify our business into four segments: Web Services, Broadband Internet Services, Network Services, and Systems Integration.

     Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.

     Revenue:                                         Cost of Sales
Web Services                                     (excluding depreciation):
     .  Web development                       .  engineer and technician
     .  Web hosting                              direct compensation and
                                                 benefits
                                              .  hosting facilities and
                                                 support infrastructure
     ---------------------------------------------------------------------------
Broadband Internet Services
     .  Frame Relay (ATM and IP switching)    .  leased line facilities' costs
     .  Internet access                       .  capacity charges imposed by
     .  virtual private network (VPN)            Internet service Providers and
     .  digital subscriber line (DSL)            other carriers
     .  remote LAN access (RLA)               .  collocation and entrance
                                                 facilities costs
     ---------------------------------------------------------------------------
Network Services
     .  long distance telephone service       .  costs of connecting customers
     .  local telephone service as an agent      to long distance or local
     .  private line service                     networks
                                              .  capacity charges that long
                                                 distance and local carriers
                                                 impose on us to use their
                                                 equipment and networks or to
                                                 resell their services
     ---------------------------------------------------------------------------
Systems Integration
     .  network planning, design,             .  engineer and technician
        maintenance, and monitoring              direct compensation
     .  managed network services                 and benefits
     .  sale, installation, and financing     .  costs associated with all the
        of data, voice, and video                data and voice systems and
        network systems                          services described in this
                                                 table
                                              .  cost of data, voice, and
                                                 video network systems
                                              .  costs of installation,
                                                 including technician
                                                 compensation and benefits

     Selling, general, and administrative expenses have increased significantly as we have recruited management and support personnel to support our growth.

     . Selling expenses include salaries and commissions paid to our direct sales force, marketing salaries and benefits, travel expenses, trade show expenses, occupancy fees, consulting fees, and promotional costs. Also included are the costs of soliciting potential customers such as telemarketing, brochures, targeted advertising, and promotional

     . General and administrative expenses primarily consist of salaries and related expenses of management and support services personnel, occupancy fees, professional fees, and general corporate and administrative expenses

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


     Compensation related to restructuring represents costs incurred in connection with changes in management, reductions in headcount and an office closure resulting from our change in business focus.

     Depreciation and amortization expense includes depreciation of property, network, and equipment (over two to five years), including our assets located inside our customers' premises provided under long-term managed network service contracts. Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that resulted from business acquisitions.

     Impairment of long-lived assets represents the write-down of goodwill associated with revenue segments in some of our markets which are expected to generate future cash flows below the carrying amount of the goodwill. During the quarter ended June 30, 2000 we wrote off $17.6 million in goodwill largely due to our change in business focus. Subsequent to the write-down we had $36.5 million of goodwill, net of amortization, on June 30, 2000. The write-down represents the amount by which the carrying amount of the goodwill exceeded the expected future discounted cash flow.

     Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a significant portion of our capital expenditures through various capital leases and our credit facility.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


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



                                         Three months ended                             Six months ended
                                               June 30,                                       June 30,
                                ---------------------------------------        ----------------------------------------
                                      1999                   2000                    1999                   2000
                                ----------------      -----------------        -----------------      -----------------
                                          (dollars in thousands)                         (dollars in thousands)

Web Services                    $    81        0%     $  1,469        3%       $    130        0%     $  3,558        3%
Broadband Internet Services          69        0           921        1              89        0         1,483        2
Network Services                  2,194        6         1,488        3           4,670        7         3,128        3
Systems Integration              35,709       94        49,386       93          64,873       93        97,942       92
                                -------    -----      --------    -----        --------    -----      --------    -----
                                 38,053      100%       53,264      100 %        69,762      100%      106,111      100%


Web Services                        624      770%        1,557      106 %           974      749%        3,438       97%
Broadband Internet Services         143      207         3,556      386             241      271         5,523      372
Network Services                  1,655       75         1,415       95           3,736       80         3,026       97
Systems Integration              26,017       73        43,694       88          48,788       75        84,118       86
                                -------               --------                 --------               --------
                                 28,439                 50,222                   53,739                 96,105


Web Services                       (543)    (670)%         (88)      (6)%          (844)    (649)%         120        3%
Broadband Internet Services         (74)    (107)       (2,635)    (286)           (152)    (171)       (4,040)    (272)
Network Services                    539       25            73        5             934       20           102        3
Systems Integration               9,692       27         5,692       12          16,085       25        13,824       14
                                -------               --------                 --------               --------
                                $ 9,614               $  3,042                 $ 16,023               $ 10,006
                                =======               ========                 ========               ========

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

     Revenue increased $15.2 million (40%) and $36.3 million (52%) for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Revenue from our integration segment, which includes professional services, maintenance, and sales of data and voice systems sales increased $13.7 million and $33.1 million and represented 93% and 92% of total revenue for the 2000 periods. The majority of the increase in integration revenue came from sales of data systems, which is largely attributable to the acquisition of three data integration businesses in the second half of 1999. Also contributing to the increase was a significant equipment sale that represented $11.5 million or 10.8% of total revenue for the six months ended June 30, 2000. Revenue from Web Services and Broadband increased $2.2 million and $4.8 million for the three and six month periods ended June 30, 2000, compared to the same periods in 1999. The increase in Web Services and Broadband Internet is largely due to our emphasis on growing these segments supported by our investments in network, personnel, and training toward that goal. Increases in revenue were partially offset by declines of $706,000 and $1.5 million in network revenue which is largely attributable to competitive long-distance rate reductions.

     Cost of sales excluding depreciation increased $21.8 million (77%) and $42.4 million (79%) for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. We have restated prior periods to reflect a change in classification of unutilized integration service technician and Web developer labor costs which had previously been classified in selling, general and administrative expense. This reclassification resulted in a higher cost of sales for all periods presented. Cost of sales also increased as a percentage of revenue from 75% for the second quarter of 1999 to 94% for the second quarter of 2000 and from 77% for the first half of 1999 to 91% for the first half of 2000. This increase in cost of sales as a percentage of revenue is due to a number of factors as follows:

     . a shift in revenue mix toward a higher percentage of revenue from data systems which have a higher related direct cost;

     . an increase in cost of sales for data systems as a percentage of revenue from 83% to 90% for the second quarters of 1999 and 2000, respectively;

     .    a higher percentage of unutilized labor costs for billable employees;

     . an increase in recurring fixed infrastructure costs associated with operating our Cisco based ATM/IP network, which does not yet have a sufficient volume of customer traffic to cover these costs;

     . approximately $3.3 million in non-recurring vendor and customer related contract commitments and credits incurred during the second quarter of 2000.

     Selling, general, and administrative expenses increased $14.3 million (63%) and $30.3 million (73%) for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The majority of the increase is attributable to field expenses and is primarily a result of the three acquisitions completed during the last six months of 1999, the development of our Web Services group and other growth in selling, services, and order entry personnel. Included in the increase in general and administrative expense was a charge of approximately $2.0 million for the reserve of a doubtful receivable.

     Compensation related to restructuring represents costs incurred in connection with changes in management, reductions in headcount and an office closure resulting from the change in business focus. The majority of the amount recognized during the second quarter of 2000 represents the costs for a signing bonus for our new chief executive officer of which $10 million had been paid as of June 30, 2000 and $10 million was paid in July 2000. As of June 30, 2000, $12 million of the signing bonus had been expensed and an additional $2 million will be recognized during each of the next four consecutive quarters through June 30, 2001 unless employment is terminated. The balance of the expense for the six month period in 2000 represents severance related to changes in executive management ($2 million), acquisition integration related compensation ($1 million) and other severance and payroll related costs related to headcount reductions ($617,000). Some of the severance related amounts will be paid over future periods in compliance with employment contracts.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Depreciation and amortization expense increased $4.3 million (105%) and $9.2 million (131%) for the three and six month periods ended June 30, 2000 compared to the same periods for 1999. The increase for the six month period is a result of an increase of $58.4 million in property, network, and equipment from June 30, 1999 to June 30, 2000. However, the nominal change for the comparative second quarter periods is due to the write-off of goodwill during the second quarter of 2000 (see Impairment of long-lived assets below). The increase in property, network, and equipment is largely due to:

     . the development and deployment of 16 of our ATM/IP switching platforms;

     .    continued development of our operational support systems; and

     .    the increase in assets under managed network services contracts.

     Impairment of long-lived assets of $17.6 million represents the write-down of long-lived assets, primarily goodwill, to fair value. Given recent changes in business focus initiated by our executive management, we performed a review of our expected future cash flow and other factors in each of our markets. As a result, we determined that goodwill associated with some of our markets, primarily those in which there is a higher percentage of data integration business, was impaired.

     Interest expense increased by approximately $1.1 million and $2.8 million for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase is a result of increased indebtedness from June 30, 1999 to June 30, 2000 of $12.6 million in network equipment financing under the Cisco facility to fund our Cisco based ATM/IP network build-out and $7.8 million under capital leases. Also, included in the 2000 expense are interest charges for the $10 million Goldman Sachs Credit Partners L.P. senior secured credit facility, which was repaid in April 2000.

     Interest income increased approximately $1.0 million and $1.5 million for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase is a result of earnings on the proceeds from the sale of our Series B preferred stock in April 2000.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

     Since inception, in addition to borrowings under our credit facilities, we have funded our net losses and capital expenditures through financing activities as outlined in the following table. In the table below, net proceeds equals the gross proceeds of the offering less advisors' fees, underwriting discounts, and other expenses associated with the offering.


                                                                              Gross             Net
Securities Sold                                                              Proceeds        Proceeds
------------------------------------------------------------------------   -------------   --------------
    (in thousands)

Initial sale of 3,750 shares of common stock
    (April through October 1996)                                              $     450        $     450
3,500 shares of common stock and 1,750 warrants
    (December 1996 through February 1997)                                         7,000            6,296
3,410 shares of common stock and 1,705 warrants
    (October through November 1997)                                              17,050           15,340
13% Senior Notes and 864 warrants (April 1998)                                  160,000          152,378
Sale of 800 shares of Series A Convertible Preferred Stock and
    958 warrants (March 1999)                                                    20,000           19,300
Initial Public Offering of 8,937 shares of common stock (July 1999)             134,051          122,281
Sale of 175 shares of Series B Convertible Preferred Stock and
    1,867 warrants (April 2000)                                                 175,000          161,507
                                                                           -------------   --------------
    Total funds raised                                                        $ 513,551        $ 477,552
                                                                           =============   ==============


     Our principal uses of cash are to fund working capital requirements, capital expenditures, operating losses, and interest expenses. We expect that our expansion will require additional capital expenditures and direct operating costs and expenses.

     As of June 30, 2000, we had current assets of $205.9 million, including cash and cash equivalents of $111.7 million, and restricted cash of $20.2 million, and working capital of $120.7 million. We also had $11.8 million in non-current restricted cash. Approximately $20.2 million of our restricted cash, along with the interest we earn on this cash, will be used to make the interest payments through April, 2001, on our 13% Senior Notes, the remaining $11.8 million represents vendor collateral commitments. We invest excess funds in short-term investments until these funds are needed for debt payments, capital investments, acquisitions, and the operations of our business.

     Cash Flows From Operating Activities. Operating activities used cash of approximately $84.2 million during the six months ended June 30, 2000, compared to $37.1 million for the six months ended June 30, 1999. Cash used in operating activities in 2000 was primarily due to the net loss of $122.9 million, an increase in inventory, prepaid expenses and other current assets and revenue earned not billed of $16.0 million, and a decrease in accounts payable of $3.5 million. These uses of cash were partially offset by $43.4 million in non-cash expenses including impairment of long-lived assets, depreciation and amortization, provision for uncollectible accounts and stock compensation, and an increase in accrued compensation and other liabilities of $14.2 million.
Cash used in operating activities as a percentage of revenue increased from 53% for the first six months of 1999 to 79% for the first six months of 2000. The increase as a percentage of revenue is directly related to the decline in our operating results and as a result of one time charges associated with changes in management and restructuring such as signing bonuses and severance and changes in working capital.

     Cash Flows From Investing Activities. Investing activities provided cash of $20.5 million during the six months ended June 30, 2000 compared to cash used of $6.3 million for the six months ended June 30, 1999. The cash provided from investing activities was a result of $34.7 million in maturing short-term investments and $6.5 provided from restricted cash partially offset by $15.1 million of cash used for capital expenditures and $5.5 million invested in leases receivable and other assets.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


     Cash Flows From Financing Activities. Financing activities provided cash of approximately $150.2 for the six months ended June 30, 2000 and $29 million for the same period in 1999. During the first half of 2000 we generated net proceeds of $161.5 million from the sale of our Series B Convertible Preferred Stock and $5.3 million in new borrowings from discounted long-term receivables, partially offset by the repayment of $10.0 million under the Goldman Sachs Credit Facility and $6.9 million in principal payments on other indebtedness.

     In July, 1999, we entered into a six-year, $103.5 million credit facility with Cisco Systems Capital Corporation. This credit facility provides the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of June 30, 2000. The warrant has an exercise price of $13.00 per share and is exercisable for three years from the date of issuance. The facility is available in three tranches over a three-year period with quarterly payments due over three years beginning one year from the availability of each tranche. As of June 30, 2000, we had borrowed $12.6 million under this facility.

     We have an agreement with an equipment financing company that was used to finance our internal capital needs under which $4 million was outstanding on June 30, 2000. We also have an $8 million inventory credit facility under which $515,000 was outstanding as of June 30, 2000.

     In April 2000, we entered into a $50 million Senior Secured Revolving Line of Credit Facility. Under the terms of this $50 million credit facility, we may borrow up to 85% of eligible receivables, as defined in the agreement, and the lesser of $12 million or 50% of eligible inventory, as defined in the agreement. As of June 30, 2000, no amounts had been borrowed under this facility.

     In April 2000, we sold to an investment group led by Texas Pacific Group
(TPG), 175,000 shares of our 8% Series B convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share, and 1.17 million warrants exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Captial Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. Unless converted, the preferred stock is mandatoraly redeemable in 2010.

     Future Capital Requirements. We have significant debt in relation to our equity. At June 30, 2000, we had $204.8 million in debt and $73.5 million in shareholders' deficit, which includes paid-in capital of $217.6 million. Our business plan will continue to require a substantial amount of capital to fund our growth and operations of our existing markets. Also, in connection with the hiring of our new President and CEO, we were required to pay a $20.0 million signing bonus, $10.0 million of which was paid in April 2000 and $10.0 million of which was paid in July 2000. Our business plan includes the following:

     .    continuing to develop our customer care and sales organizations;

     .    continuing to develop our operational support system; and

     .    funding operating losses and debt service requirements.

     We estimate that our existing funds at June 30, 2000, our available borrowing under our current financing and leasing facilities and our $50 million senior secured credit facility will be sufficient to meet our capital requirements for the foreseeable future. We may require additional capital sooner than anticipated if there are material shortfalls in our operating and financial performance, or if we are more aggressive in our expansion than currently contemplated. We cannot be certain that we would be successful in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to alter our business strategy, delay or abandon some of our future plans or expenditures, or fail to make interest payments on our debt. Any of these events would have a material adverse effect on our business, financial condition, results of operations and liquidity, and on the price of our common stock.

                                    Part II

Item 1.  Legal Proceedings

         We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

         (c) Securities sold:

                                                               Number of
                               Underwriters or                 Shares of
       Date                  Class of Purchasers              Common Stock          Consideration         Exemption Claimed
       ----                  -------------------              ------------          -------------         -----------------
Apr 14, 2000 to      Private Placement Warrant exercises           122,165               $ 92,675            Section 4(2)
June 22, 2000

Apr. 24, 2000        Seller in an acquisition                       10,000               $100,000            Section 4(2)

May 15, 2000         Seller in an acquisition                       17,782               $209,995            Section 4(2)

May 22, 2000         Seller in an acquisition                       21,500               $253,902            Section 4(2)

May 26, 2000         Seller in an acquisition                       17,771               $209,989            Section 4(2)


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matter to a Vote of Security Holders

         (a) Annual Meeting of the Shareholders held June 16, 2000

         (b) Directors elected at the meeting: Jeffrey Shaw, Richard Boyce and Michael Marocco

             Directors continuing: Joseph Zell, Richard Tomlinson, Spencer Browne and Clifford Rudolph

         (c)  Matters voted upon

                                                Votes In Favor
                                              (includes Series B
                                            preferred voting on an         Votes
Resolution                                    as converted basis)         Against        Abstentions        Non-Votes
------------------------------------------------------------------------------------------------------------------------
Election of Mr. Shaw                                  34,376,591          163,368                  -                -

Election of Mr. Boyce                                 34,217,723          158,868                  -                -

Election of Mr. Marocco                               34,376,591          204,868                  -                -

Appointment of
PricewaterhouseCoopers, LLP
as independent auditors                               34,376,591          155,825             30,013                -

Approval of Employee Stock
Incentive Plan                                        21,042,760          952,906             96,102       12,556,860

         (d)  None

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Employment Agreement by and between Convergent Communications, Inc. and David R. McNeill dated June 30, 2000

              10.2 Employment Agreement by and between Convergent Communications, Inc. and Michael G. Olson dated May 30, 2000

              27    Financial Data Schedule

         (b) Report filed on April 18, 2000 announcing the completion of the $175 million sale of the Series B Preferred Stock Offering and the completion of the $50 million Senior Secured Facility with Foothill Capital Corporation

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q, for the quarter ended June 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


Convergent Communications, Inc.



Date:  August 14, 2000
                           By:               /S/  Joseph R. Zell
                              -------------------------------------------------
                                                Joseph R. Zell
                                    President and Chief Executive Officer

Date:  August 14, 2000
                           By:               /S/ Brian R. Ervine
                              -------------------------------------------------
                              Executive Vice President, Chief Financial Officer
                                                 and Treasurer