Form 10-Q
period 2000-09-30
CONVERGENT COMMUNICATIONS INC /CO
filed 2000-11-13
CIK 1046558

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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
     (State or other jurisdiction                 (I.R.S. Employer
           of incorporation)                     Identification No.)

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

     (1)  Yes    X     No  ____
               -----

     (2)  Yes    X     No  ____
               -----

     On November 3, 2000, 29,706,378 shares of the registrant's Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                   Page No.
                                                                                                                   --------
                                               PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets--December 31, 1999 and September 30, 2000..............................................      1
Consolidated Statements of Operations and Comprehensive Loss--Three and Nine
     months ended September 30, 1999 and 2000......................................................................      2
Consolidated Statement of Shareholders' Equity (Deficit)--Nine months ended September 30, 2000.....................      3
Consolidated Statements of Cash Flows--Nine months ended September 30, 1999 and 2000...............................      4
Notes to Consolidated Financial Statements.........................................................................      5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      9

                                                 PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................     18
Item 2.  Changes in Securities and Use of Proceeds.................................................................     18
Item 3.  Defaults Upon Senior Securities...........................................................................     18
Item 4.  Submission of Matters to a Vote of Securities Holders.....................................................     18
Item 5.  Other Information.........................................................................................     19
Item 6.  Exhibits and Reports on Form 8-K
           Exhibits................................................................................................     19
           Reports on Form 8-K.....................................................................................     19

         When used in this Report, the words "intend", "expects", "plans", "estimates", "anticipates", "projects", "believes", and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties include, but are not limited to, the degree to which we are leveraged and the restrictions imposed on us under our existing debt instruments that may adversely affect our ability to finance our future operations, to compete effectively against better capitalized competitors, to withstand downturns in our business or the economy generally and other factors discussed in our reports filed with the Securities and Exchange Commission. Forward-looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                        CONVERGENT COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                December 31,      September 30,
                                                                                    1999              2000
                                                                                ------------      -------------
                                                                                                   (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $   25,215         $   71,964
     Short-term investments                                                         34,742                258
     Restricted cash                                                                20,800             20,514
     Trade accounts receivable, net of allowance for doubtful accounts of
        $2,512 and $3,560, respectively                                             39,922             38,794
     Inventory                                                                      13,810             12,957
     Prepaid expenses, deposits, leases receivable and other                         9,070             15,965
                                                                                ----------         ----------
        Total current assets                                                       143,559            160,452

Property, network and equipment                                                     77,455            107,655
     Less accumulated depreciation                                                 (15,292)           (34,721)
                                                                                ----------         ----------
        Total property, network and equipment                                       62,163             72,934

Restricted cash                                                                     17,669             11,532
Goodwill, net of amortization of $8,528 and $10,013, respectively                   56,037             35,481
Other intangible assets, net of amortization of $3,589 and
     $5,013, respectively                                                           10,967             11,327
Leases receivable, less current portion                                              6,150             12,355
Investments and other assets                                                           812              1,192
                                                                                ----------         ----------
        Total assets                                                            $  297,357         $  305,273
                                                                                ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable                                                     $   25,086         $   21,353
     Accrued compensation                                                           10,423              9,451
     Accrued interest                                                                5,308             10,400
     Other accrued liabilities                                                       5,990              9,953
     Deferred revenue and customer deposits                                          8,456             10,011
     Current portion of long-term debt                                               1,788              9,524
     Current portion of capital lease obligations                                    9,533             10,788
                                                                                ----------         ----------
        Total current liabilities                                                   66,584             81,480

Long-term debt, less discount and current portion                                  177,995            171,816
Long-term capital lease obligations, less current portion                           16,158             13,937
                                                                                ----------         ----------
        Total liabilities                                                          260,737            267,233
                                                                                ----------         ----------

Commitments

Redeemable preferred stock, 1,000 shares authorized, none outstanding
     at December 31, 1999; 175 outstanding at September 30, 2000                         -            158,600


Shareholders' Equity (Deficit):
    Common stock, no par value, 100,000 authorized, 28,642 and
        29,636 shares issued and outstanding, respectively                         196,937            197,327
     Unexercised warrants and options                                                8,025             17,518
     Treasury stock                                                                   (919)              (742)
     Deferred compensation obligation                                                  919                742
     Accumulated other comprehensive income                                            573                240
     Unearned compensation                                                            (250)              (125)
     Accumulated deficit                                                          (168,665)          (335,520)
                                                                                ----------         ----------
        Total shareholders' equity (deficit)                                        36,620           (120,560)
                                                                                ----------         ----------
        Total liabilities and shareholders' equity (deficit)                    $  297,357         $  305,273
                                                                                ==========         ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                       -------------------------       -------------------------
                                                          1999            2000            1999            2000
                                                       ---------        --------       ---------       ---------
                                                                               (unaudited)
Revenue                                                 $ 42,422        $ 53,472       $112,183        $ 159,583

Cost of sales excluding depreciation                      32,092          48,253         85,830          144,358
Selling, general and administrative                       26,813          29,215         68,279          100,997
Restructuring charges                                          -           6,051              -           21,695
Depreciation and amortization                              4,872           8,722         11,842           24,847
Impairment of long-lived assets                                -             144              -           17,789
                                                       ---------        --------       --------        ---------
    Total operating expenses                              63,777          92,385        165,951          309,686
                                                       ---------        --------       --------        ---------

    Operating loss                                       (21,355)        (38,913)       (53,768)        (150,103)

    Interest expense                                      (6,881)         (7,122)       (18,967)         (22,019)
    Interest income                                        1,776           1,898          3,497            5,079
    Other income (expense), net                              102             201           (209)             188
                                                       ---------        --------       --------        ---------
       Net loss                                          (26,358)        (43,936)       (69,447)        (166,855)
Preferred dividends and accretion of discount                  -          (4,087)             -           (7,328)
                                                       ---------        --------       --------        ---------
       Net loss available to common shareholders         (26,358)        (48,023)       (69,447)        (174,183)
Other comprehensive income, unrealized
    holding gains (losses) on securities                      44            (452)            66             (333)
                                                       ---------        --------       --------        ---------
       Comprehensive loss                              $ (26,314)       $(48,475)      $(69,381)       $(174,516)
                                                       =========        ========       ========        =========
Net loss per share:
    Net loss per share attributable to
      common shareholders (basic and diluted)          $   (1.06)       $  (1.63)      $  (3.92)       $   (5.97)
                                                       =========        ========       ========        =========
    Weighted average number of shares
      outstanding (basic and diluted)                     24,776          29,529         17,697           29,165
                                                       =========        ========       ========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                                                    Accumulated
                                                                        Unexercised                  Deferred          Other
                                               Common         Common      Warrants     Treasury    Compensation    Comprehensive
                                               Shares         Stock     and Options     Stock       Obligation        Income
                                              -------       ---------   ------------   --------    ------------    -------------
                                                                                     (unaudited)
December 31, 1999                              28,642       $ 196,937   $      8,025   $   (919)   $        919    $         573
Common stock issued for:
    401 (k) match                                 314           3,257              -          -               -                -
    Business combinations                          83             742              -          -               -                -
    Exercise of stock options                     203             326              -          -               -                -
    Exercise of warrants                          150             837           (663)         -               -                -
Stock compensation                                256           2,579            (76)         -               -                -
Distribution or cancellation of deferred stock    (12)           (136)             -        437            (437)               -
Deferred stock compensation                         -               -              -       (260)            260                -
Warrants issued in connection with
    financing                                       -               -         10,232          -               -                -
Preferred stock dividend and
    accretion                                       -          (7,328)             -          -               -                -
Other comprehensive income:
    Unrealized gain on securities                   -               -              -          -               -             (333)
Other                                               -             113              -          -               -                -
Net loss                                            -               -              -          -               -                -
                                              -------       ---------   ------------   --------    ------------    -------------
September 30, 2000                             29,636       $ 197,327   $     17,518   $   (742)   $        742    $         240
                                              =======       =========   ============   ========    ============    =============
                                                    Unearned       Accumulated
                                                  Compensation       Deficit          Total
                                                  ------------     -----------     ----------
December 31, 1999                                 $       (250)    $  (168,665)    $   36,620
Common stock issued for:
    401 (k) match                                            -               -          3,257
    Business combinations                                    -               -            742
    Exercise of stock options                                -               -            326
    Exercise of warrants                                     -               -            174
Stock compensation                                         125               -          2,628
Distribution or cancellation of deferred stock               -               -           (136)
Deferred stock compensation                                  -               -              -
Warrants issued in connection with
    financing                                                -               -         10,232
Preferred stock dividend and
    accretion                                                -               -         (7,328)
Other comprehensive income:
    Unrealized gain on securities                            -               -           (333)
Other                                                        -               -            113
Net loss                                                     -        (166,855)      (166,855)
                                                  ------------     -----------     ----------
September 30, 2000                                $       (125)    $  (335,520)    $ (120,560)
                                                  ============     ===========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                        CONVERGENT COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                       --------------------------
                                                                                           1999          2000
                                                                                       ----------     -----------
                                                                                                (unaudited)

Cash flows from operating activities:
Net Loss                                                                               $  (69,447)    $  (166,855)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        11,842          24,847
      Impairment of long-lived assets                                                           -          17,789
      Amortization of deferred financing costs and accretion of debt discount               1,409           2,137
      Provision for uncollectible accounts                                                  1,339           5,415
      Stock compensation expense                                                            1,421           2,628
      401(k) contributions through the issuance of common stock                             1,261           3,257
      Sale of EMS equipment                                                                     -             807
      Loss on sale of investment                                                              220               -
      Other                                                                                     -             499
Change in working capital (net of acquisitions):
      Trade accounts receivable                                                           (10,370)         (1,181)
      Inventory                                                                            (2,543)            381
      Prepaid expenses and other current assets                                            (4,957)         (7,249)
      Leases receivable                                                                    (3,195)         (6,865)
      Trade accounts payable                                                               (3,409)         (4,893)
      Accrued compensation                                                                  2,350            (972)
      Accrued interest                                                                      5,323           5,092
      Other accrued liabilities                                                             1,214           4,076
      Deferred revenue and customer deposits                                                  754           1,555
                                                                                       ----------     -----------
Net cash used in operating activities                                                     (66,788)       (119,532)

Cash flows from investing activities:
      Additions of property, network and equipment                                        (11,837)        (19,942)
      Short-term investments                                                              (46,120)         34,151
      Restricted cash                                                                       3,283           6,424
      Other assets                                                                           (220)         (3,366)
      Acquisitions, net of cash acquired                                                   (3,752)              -
                                                                                       ----------     -----------
Net cash (used in) provided by investing activities                                       (58,646)         17,267

Cash flow from financing activities:
      Proceeds from initial public offering, net of offering costs                        122,410               -
      Proceeds from sale of preferred stock, net of related costs                          19,206         161,505
      Proceeds from new borrowings, net of financing costs                                 13,000           9,104
      Payments on notes payable                                                            (4,800)        (12,960)
      Payments on capital leases                                                           (5,408)         (9,135)
      Proceeds from exercise of warrants and stock options                                 13,051             500
      Other                                                                                    (5)              -
                                                                                       ----------     -----------
Net cash provided by financing activities                                                 157,454         149,014
                                                                                       ----------     -----------
Net increase in cash and cash equivalents                                                  32,020          46,749
Cash and cash equivalents at beginning of period                                           25,597          25,215
                                                                                       ----------     -----------
Cash and cash equivalents at end of period                                             $   57,617     $    71,964
                                                                                       ==========     ===========
Supplemental disclosure of other cash and non-cash investing and financing activities:
      Acquisition of property, network and equipment through the issuance of
          capital leases and other financing facilities                                $   13,546     $    12,787
      Acquisition of property, network and equipment in accounts payable
          waiting to be financed                                                            9,118           1,016
      Cash paid for interest                                                               12,235          14,790


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

2.        INTERIM FINANCIAL DATA

          The consolidated balance sheet as of December 31, 1999 has been derived from our audited financial statements. The consolidated balance sheet as of September 30, 2000, and the related consolidated statement of shareholders' equity (deficit), statements of operations and comprehensive loss, and statements of cash flows for the three and nine months ended September 30, 1999 and 2000 have been prepared by us without audit. In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for these interim periods are not necessarily indicative of the results for the full year.

          The accompanying financial statements should be read with our consolidated financial statements included in our 1999 Form 10-K/A filed with the Securities and Exchange Commission on April 24, 2000.

          Certain prior period amounts have been reclassified to conform to the current period's presentation.

3.   PREFERRED STOCK

          In April 2000, we sold to an investment group led by Texas Pacific Group (TPG), 175,000 shares of our 8% Series B convertible preferred stock, 700,000 warrants exercisable at $20 per share and 1.17 million warrants exercisable at $25 per share for total consideration of $175 million. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Capital Management. The proceeds from the sale, net of related offering costs, were $161.5 million, of which $10.2 million were allocated to the warrants based on a value determined from a warrant valuation model. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. If not converted, the preferred stock must be redeemed in April 2010 at $175 million plus accrued dividends.

          The $10 million senior secured credit facility with Goldman Sachs Credit Partners L.P. was repaid in full with the proceeds from the sale of the Series B preferred stock.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   WORKING CAPITAL FACILITY

          In April 2000, we entered into a three year $50 million Senior Secured Revolving Line of Credit with Foothill Capital Corporation. Under the terms of this $50 million credit facility, we may borrow up to 85% of eligible receivables, as defined in the agreement, and the lessor of $12 million or 50% of eligible inventory, as defined in the agreement. The facility renews automatically for one year periods, unless terminated, and bears interest at 10% per annum in addition to a monthly loan servicing fee of $7,500 and .25% on the average daily unused portion of the facility. At September 30, 2000, there were no borrowings under this facility.

5.   IMPAIRMENT OF LONG-LIVED ASSETS

          In compliance with our accounting policies, we periodically evaluate the carrying amount of our long-lived assets. During the nine months ended September 30, 2000, in connection with our change in business focus, we performed an evaluation specifically related to goodwill, by revenue segment in each market, based on the estimated future discounted cash flows generated by those assets. The amount by which the carrying amount of goodwill exceeded the expected discounted cash flow was charged to impairment of long-lived assets. Future cash flows were estimated based on a combination of historical results and expected results from our current business plan. This evaluation resulted in a charge to impairment in long-lived assets of $17.8 million.

6.   NET LOSS PER SHARE

                                                          Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                       ------------------------       ------------------------
                                                          1999           2000            1999           2000
                                                       ---------      ---------       ---------     ----------
                                                                            (in thousands)
Net loss available to common shareholders              $ (26,358)     $ (48,023)      $ (69,447)    $ (174,183)
                                                       =========      =========       =========     ==========
Weighted average number of shares
   outstanding (basic and diluted)                        24,776         29,529          17,697         29,165
                                                       =========      =========       =========     ==========

     The net loss available to common shareholders and weighted average shares outstanding consists of the following:

As of September 30, 1999 and 2000, a total of 9,301,023 and 13,023,400 options and warrants were outstanding which were not considered in the above calculations as their effect, if exercised, would have been anti-dilutive.

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   BUSINESS SEGMENTS

         We classify our business into four fundamental areas: Web Services, Broadband Internet, Network, and Systems Integration. Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. We do not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance. Two of the more significant factors used in evaluating our operating performance are revenue and gross margin before depreciation as presented below:

                                                          Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                       ------------------------       ------------------------
                                                          1999           2000            1999           2000
                                                       ---------      ---------       ---------     ----------
                                                                            (in thousands)
Revenue:
    Web Services                                       $     896      $   1,349       $   1,027     $    4,907
    Broadband Internet Services                              131          1,279             219          2,762
    Network Services                                       1,621          1,476           6,291          4,604
    Systems Integration                                   39,774         49,368         104,646        147,310
                                                       ---------      ---------       ---------     ----------
                                                          42,422         53,472         112,183        159,583
                                                       ---------      ---------       ---------     ----------

Gross margin before depreciation:
    Web Services                                       $    (200)     $    (946)      $  (1,044)    $     (825)
    Broadband Internet Services                              156         (1,685)              4         (5,725)
    Network Services                                        (320)          (375)            614           (273)
    Systems Integration                                   10,694          8,225          26,779         22,048
                                                       ---------      ---------       ---------     ----------
                                                          10,330          5,219          26,353         15,225
                                                       ---------      ---------       ---------     ----------

Reconciliation to net loss:
    Selling, general and administrative                   26,813         29,215       $  68,279        100,997
    Restructuring charges                                      -          6,051               -         21,695
    Depreciation and amortization                          4,872          8,722          11,842         24,847
    Impairment of long-lived assets                            -            144               -         17,789
                                                       ---------      ---------       ---------     ----------

    Operating loss                                       (21,355)       (38,913)        (53,768)      (150,103)

    Interest expense                                      (6,881)        (7,122)        (18,967)       (22,019)
    Interest income                                        1,776          1,898           3,497          5,079
    Other income (expense), net                              102            201            (209)           188
                                                       ---------      ---------       ---------     ----------
       Net loss                                        $ (26,358)     $ (43,936)      $ (69,447)    $ (166,855)
                                                       =========      =========       =========     ==========

                        CONVERGENT COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RESTRUCTURING

       In August, 2000 we completed the execution of a plan developed by management, in conjunction with our business plan, to reduce the number of our employees and to eliminate markets which did not appear to be strategic or provide a sufficient and timely estimated return on investment. The result was a reduction in headcount of approximately 250 including seven office closures bringing our total markets to 29. We recognized additional costs of approximately $4.1 million associated with the headcount reductions and office closures during the third quarter of 2000. In addition, earlier in the year we recognized severance related to changes in executive management and an acquisition integration bonus totaling $3.0 million.

       In connection with the hiring of our new president and chief executive officer we were required to pay a signing bonus of $20 million, $10 million of which was paid in April 2000 and fully earned as of September 30, 2000. The second $10 million was paid in July 2000, of which $4 million had been earned as of September 30, 2000 and is included in restructuring charges. The remaining $6 million is subject to repayment if employment is terminated before it is earned and is included in prepaid expenses at September 30, 2000. The amount subject to repayment will be reduced by $2 million each quarter until fully earned at June 30, 2001.

9. RECENT ACCOUNTING PRONOUNCEMENTS

       Staff Accounting Bulletin No. 101

       In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. We are currently evaluating changes, if any, to our current revenue recognition policies that may result from the application of this SAB. We will adopt this pronouncement in the fourth quarter of 2000.

       Emerging Issues Task Force No  00-10

       Emerging Issues Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10") was issued in July, 2000. EITF 00-10 directs companies to classify shipping and handling fees billed to customers as revenue versus as an offset to expense. We will adopt this pronouncement in the fourth quarter of 2000. We do not anticipate any prior period reclassifications as amounts billed to customers for shipping and handling have not been material.

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

Overview

         We are a Broadband Internet and Web Services provider with full service network and systems integration capabilities for the small and medium sized businesses, primarily businesses with 25 to 500 employees. We provide turnkey communications, networking, and Internet solutions. Our four key product and service portfolios are:

     . Web Services -- We help customers conceive, develop, implement, and manage Web Services to enable intranet, extranet, and e-commerce applications.

     . Broadband -- We provide an integrated set of Internet Protocol (IP) services such as dial-up and dedicated Internet access, Frame Relay, Virtual Private Network (VPN) services, and related server, firewall, and security offerings.

     . Network -- We deliver traditional long-distance and data networking services.

     . Integration -- We offer customers a market-leading portfolio of data, video and voice network equipment, and installation, integration, maintenance and support services.

         Our unique value proposition is our ability to combine all of these components through a direct channel to the customer. We can offer each of these services and products individually or in a bundled offering.

         We were first capitalized in March 1996. Since that time, we have successfully raised $513.6 million in capital, including $160 million through the 1998 sale of our 13% Senior Notes and related warrants, $134.1 million in our Initial Public Offering in July 1999 and $175 million through the sale of 175,000 shares of our Series B convertible preferred stock and issuance of warrants to an investment group led by Texas Pacific Group (TPG) in April 2000. We also have borrowing capacity under a $50 million Senior Secured Revolving Line of Credit facility.

         We now have a nationwide footprint, primarily through acquisitions, in 19 tier one markets and 10 tier two markets. We currently offer systems integration in all of our markets and offer some combination of Broadband Internet Services, Web Services or Network Services in 20 of our markets.

         In conjunction with the investment made by TPG in April 2000 we hired a new president and chief executive officer as well as replacements for several of our senior management positions and elected several new members to our board of directors. The senior management team has developed a business plan placing a greater emphasis on higher margin Broadband Internet and Web revenue. Our new strategy focuses ongoing capital investments on our core integrated broadband network and on the build out of our Web and application hosting centers. In addition, we have and will continue to develop strategic business alliances that will foster the rapid deployment and support of our business plan. Some of the business alliances we have entered into to date are as follows:

     . Exodus Communications - This alliance allows our customers to have access to Class A and scalable Internet bandwidth capabilities necessary to support our growing hosting and e-commerce services. This also allows us to invest in and manage our client's Web servers located in an Exodus Internet Data Center.

     . Covad Communications - Through our alliance with Covad for Symmetrical Digital Subscriber Line services we can provide our customers with low cost, high speed access to our Cisco powered national switching network, which further enhances our broadband offering.

     . IBM - Our alliance with IBM allows us to offer our customers e-commerce solutions through IBM's WebSphere product, thereby strengthening our ability to provide full service communications solutions.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Description of Financial Components

       We classify our business into four segments: Web Services, Broadband, Network, and Integration.

       Revenue and cost of sales. The following chart outlines the components of revenue and the related cost of sales excluding depreciation, by segment.

       Revenue:                                               Cost of Sales (excluding depreciation):
Web Services
       .   Web development                             .    engineer and technician direct compensation
                                                            and benefits
       .   Web hosting                                 .    hosting facilities and support infrastructure

    ----------------------------------------------------------------------------------------------------------
Broadband
       .   Frame Relay (ATM and IP switching)          .    leased line facilities' costs
       .   Internet access                             .    capacity charges imposed by Internet service
                                                            providers and other carriers
       .   virtual private network (VPN)               .    collocation and entrance facilities costs
       .   digital subscriber line (DSL)
       .   remote LAN access (RLA)

    ----------------------------------------------------------------------------------------------------------
Network
       .   long distance telephone service             .    costs of connecting customers to long
       .   local telephone service as an agent              distance or local networks
       .   private line service                        .    capacity charges that long distance and local
                                                            carriers impose on us to use their equipment
                                                            and networks or to resell their services

    ----------------------------------------------------------------------------------------------------------
Integration
       .   network planning, design, maintenance,      .   engineer and technician direct compensation
           and monitoring                                  and benefits
       .   managed network services                    .   costs associated with all the data and voice
       .   sale, installation, and leasing of data,        systems and services described in this table
           voice, and video network systems            .   cost of data, voice, and video network systems
                                                       .   costs of installation, including technician
                                                           compensation and benefits

    ----------------------------------------------------------------------------------------------------------


       Selling, general, and administrative expenses have increased significantly as we have recruited management and support personnel to support our growth.

       . Selling expenses include salaries and commissions paid to our direct sales force, marketing salaries and benefits, travel expenses, trade show expenses, occupancy fees, consulting fees, and promotional costs. Also included are the costs of soliciting potential customers such as telemarketing, brochures, targeted advertising, and promotional campaigns.

       . General and administrative expenses primarily consist of salaries and related expenses of management and support services personnel, occupancy fees, professional fees, and general corporate and administrative expenses.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

         Restructuring charges represent costs incurred in connection with changes in management, reductions in headcount and office closures resulting from our change in business focus.

         Depreciation and amortization expense includes depreciation of property, network, and equipment (between two and five years). Amortization expense includes the amortization of intangible assets (over three to ten years), primarily goodwill (over ten years), that resulted from business acquisitions.

         Impairment of long-lived assets represents the write-down of goodwill associated with revenue segments in some of our markets which are expected to generate future cash flows below the carrying amount of the goodwill. During the nine months ended September 30, 2000 we wrote off $17.7 million in goodwill and $92,000 in property, plant and equipment, largely due to our change in business focus. Subsequent to the write-down we had $35.5 million of goodwill, net of amortization, on September 30, 2000. The write-down represents the amount by which the carrying amount of the goodwill exceeded the expected future discounted cash flows.

         Interest expense includes interest expense on our short-term and long-term debt, including capital leases. The majority of the interest expense is related to our 13% Senior Notes which mature in 2008. Interest expense will increase as we continue to finance a portion of our capital expenditures through various capital leases and our credit facility.

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

                                                Three months ended                          Nine months ended
                                                   September 30,                               September 30,
                                      ---------------------------------------     ----------------------------------------
                                            1999                  2000                   1999                  2000
                                      -----------------     -----------------     -----------------     ------------------
                                                                            (in thousands)
Revenue:
    Web Services                      $    896      2 %     $ 1,349       3 %     $  1,027       1 %    $   4,907      3 %
    Broadband Internet Services            131      0         1,279       2            219       0          2,762      2
    Network Services                     1,621      4         1,476       3          6,291       6          4,604      3
    Systems Integration                 39,774     94        49,368      92        104,646      93        147,310     92
                                      --------   ----       -------    ----       --------    ----      ---------   ----
                                        42,422    100 %      53,472     100 %      112,183     100 %      159,583    100 %

Cost of sales excluding depreciation:
    Web Services                         1,096    122 %       2,295     170 %        2,071     202 %        5,732    117 %
    Broadband Internet Services            (25)   (19)        2,964     232            215      98          8,487    307
    Network Services                     1,941    120         1,851     125          5,677      90          4,877    106
    Systems Integration                 29,080     73        41,143      83         77,867      74        125,262     85
                                      --------              -------               --------              ---------
                                        32,092               48,253                 85,830                144,358

Gross margin before depreciation:
    Web Services                          (200)   (22)%        (946)    (70)%       (1,044)   (102)%         (825)   (17)%
    Broadband Internet Services            156    119        (1,685)   (132)             4       2         (5,725)  (207)
    Network Services                      (320)   (20)         (375)    (25)           614      10           (273)    (6)
    Systems Integration                 10,694     27         8,225      17         26,779      26         22,048     15
                                      --------              -------               --------              ---------
                                      $ 10,330              $ 5,219               $ 26,353              $  15,225
                                      ========              =======               ========              =========

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

         Revenue increased $11.1 million (26%) and $47.4 million (42%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999.

         Revenue from Web Services increased $453,000 (51%) and $3.9 million (378%) for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999. The increase in Web Services for the three month periods is primarily from Web hosting which increased $441,000 and primarily from Web development for the nine month period which increased $3.1 million.

         Revenue from Broadband increased $1.1 million (880%) and $2.5 million (over 1000%) for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999. Frame Relay is the largest component of the increases with $678,000 and $1.7 million increases for the three and nine month periods. The balance of the increases is comprised of Internet Access and Monitoring.

         Network Services revenue declined for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 by $145,000 and $1.7 million. The decreases are primarily in long distance revenue due to declines in rates of 27% and 22% for the three and nine month periods, which were offset in part by increases in minutes of 33% and 26% for the same periods.

         Revenue from our integration segment, which includes professional services, maintenance, and sales of data and voice systems sales, increased $9.6 million (24%) and $42.7 million (41%) and represented 92% of total revenue for the three and nine month periods ended September 30, 2000. The majority of the increase in integration came from sales of data systems, which increased $12.4 million and $45.3 million, including conversions of Managed Services contracts to system sales, for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Sales of voice systems decreased by $5.7 million and $10.3 million for the three and nine month periods. The increase in data systems sales is largely attributable to the acquisition of three data integration businesses in the second half of 1999 and significant sales to a single customer during 2000 which represented $14.1 million of data systems revenue, $2.6 million of which was in the third quarter of 2000.

         Cost of sales excluding depreciation increased $16.2 million (50%) and $58.5 million (68%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. We have restated prior periods to reflect a change in classification of unutilized integration service technician and Web development labor costs which had previously been classified in selling, general and administrative expense. This reclassification resulted in a higher cost of sales for all periods presented. Cost of sales also increased as a percentage of revenue from 76% for the third quarter of 1999 to 90% for the third quarter of 2000 and from 77% for the first nine months of 1999 to 90% for the first nine months of 2000.

         Web Services, Broadband and Network all have costs of sales in excess of revenue for the three and nine month periods ended September 30, 2000 due to:

     . Unutilized or non-billable labor costs associated with Web Services as we continue to add personnel to the Web Services group to support anticipated future increases in revenue;

     . recurring fixed infrastructure costs associated with operating our Cisco based ATM/IP network, which does not yet have a sufficient volume of customer traffic to cover these costs;

     . approximately $3.3 million in non-recurring vendor and customer related contract commitments and credits.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

         Integration costs of sales as a percentage of revenue were 73% and 83% for the third quarters of 1999 and 2000 and were 74% and 85% for the first nine months of 1999 and 2000. The increase in costs as a percentage of revenue is due to:

     . A shift in revenue mix toward a higher percentage of revenue from data systems which have a higher related direct cost;

     . an increase in cost of sales for data systems as a percentage of revenue from 89% to 92% for the third quarters of 1999 and 2000;

     . a greater amount of unutilized integration services labor costs during 2000 which has been addressed through the recent headcount reduction efforts in August, 2000.

         Selling, general, and administrative expenses ("SG&A") increased $2.4 million (9%) and $32.7 million (48%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. However, SG&A decreased as a percentage of revenue from 63% of revenue for the three months ended September 30, 1999 to 55% for the three months ended September 30, 2000. We had 1,209 employees at September 30, 2000 compared to 1,380 at September 30, 1999, however, the average headcount for the third quarter of 2000 was approximately 1,383 compared to an average headcount of 1,293 for the third quarter of 1999. Also adding to the SG&A expenses during 2000 were increases in the following expenses:

                             Three months ended September 30,       Nine months ended September 30,
                            ---------------------------------      ---------------------------------
                             1999        2000       Increase        1999         2000       Increase
                            ------     -------      --------      -------      -------      --------
                                                         (in thousands)
Bad debt expense            $ 706      $ 2,259      $ 1,553       $ 1,460      $ 5,415      $ 3,955
Consulting fees               520        1,401          881         1,141        2,984        1,843
Temporary labor costs         468        1,107          639         1,195        2,971        1,776

         The increase in bad debt was due to the clean up of uncollectible accounts during 2000. We do not expect to sustain this level of write-offs going forward. The increase in consulting fees is largely a result of consulting for our business strategy development during 2000. The increase in temporary labor was a result of the lack of enforcement of temporary labor control procedures. This has been addressed through our efforts to tighten expense controls.

         Restructuring charges represent costs incurred in connection with changes in management, reductions in headcount and an office closure resulting from the change in business focus. The majority of the amount recognized during the nine months ended September 30, 2000 represents the costs for a $20 million signing bonus for our new chief executive officer, all of which had been paid as of September 30, 2000. As of September 30, 2000, $14 million of the signing bonus had been expensed and an additional $2 million will be recognized during each of the next three consecutive quarters through June 30, 2001, unless employment is terminated. The balance of the expense for the three month period in 2000 represents other severance, payroll related costs and office closure costs related to headcount reductions ($4.1 million). Some of the severance related amounts will be paid over future periods in compliance with employment contracts.

         Depreciation and amortization expense increased $3.9 million (79%) and $13.0 million (110%) for the three and nine month periods ended September 30, 2000 compared to the same periods for 1999. The increase is a result of an increase of $44.0 million in property, network, and equipment from September 30, 1999 to September 30, 2000. The increase in property, network, and equipment is largely due to:

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

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

         Impairment of long-lived assets of $17.8 million represents the write-down of long-lived assets, primarily goodwill, to fair value. Given recent changes in business focus initiated by our executive management, we performed a review of our expected future cash flow and other factors in each of our markets. As a result, we determined that goodwill associated with some of our markets was impaired.

         Interest expense increased by approximately $241,000 and $3.1 million for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase for the nine month period is a result of increased indebtedness from September 30, 1999 to September 30, 2000 of $14.1 million in network equipment financing under the Cisco Captial facility to fund our Cisco based ATM/IP network build-out and $2.5 million under other capital leases and also due to one-time charges associated with the repayment of the Goldman Sachs Credit Partners facility in April 2000. The nominal increase for the third quarter of 2000 compared to the third quarter of 1999 is due to greater interest expense as a result of borrowing under the Cisco facility, partially offset by lower interest as a result of the repayment of the Goldman Sachs facility in April 1999.

         Interest income increased approximately $122,000 and $1.5 million for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase is a result of earnings on the proceeds from the sale of our Series B preferred stock in April 2000.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

         Our principal uses of cash are to fund working capital requirements, capital expenditures, operating losses, and interest expenses. We expect that our business plan will require additional capital expenditures and direct operating costs and expenses.

         As of September 30, 2000, we had cash, cash equivalents and restricted cash of $104 million. Current assets as of September 30, 2000 were $160.5 million, including cash and cash equivalents of $72.0 million, and restricted cash of $20.5 million, and working capital of $79.0 million. We also had $11.5 million in non-current restricted cash. Approximately $20.5 million of our restricted cash, along with the interest we earn on this cash, will be used to make the October 1, 2000 and April 2001 interest payments on our 13% Senior Notes, the remaining $11.5 million represents vendor collateral commitments. We invest excess funds in short-term investments until these funds are needed for debt payments, capital investments, acquisitions, and the operations of our business.

         Cash Flows From Operating Activities. Operating activities used cash of approximately $119.5 million during the nine months ended September 30, 2000, compared to $66.8 million for the nine months ended September 30, 1999. Cash used in operating activities in 2000 was primarily due to the net loss of $166.9 million, an increase in accounts receivable, prepaid expenses, other current assets and leases receivable of $15.3 million, and a decrease in accounts payable and accrued compensation of $5.9 million. These uses of cash were partially offset by $57.4 million in non-cash expenses including impairment of long-lived assets, depreciation and amortization, provision for uncollectible accounts and stock compensation, and an increase in deferred revenue and customer deposits and accrued interest and other liabilities of $10.7 million. Cash used in operating activities as a percentage of revenue increased from 57% for the first nine months of 1999 to 71% for the first nine months of 2000. The increase as a percentage of revenue is directly related to one time charges associated with changes in management and restructuring such as signing bonuses and severance.

         Cash Flows From Investing Activities. Investing activities provided cash of $17.3 million during the nine months ended September 30, 2000 compared to cash used of $58.6 million for the nine months ended September 30, 1999. The cash provided from investing activities was a result of $34.1 million in maturing short-term investments and $6.4 million provided from restricted cash partially offset by $19.9 million of cash used for capital expenditures and $3.4 million invested in leases receivable and other assets.

         Cash Flows From Financing Activities. Financing activities provided cash of $149.0 million for the nine months ended September 30, 2000 and $157.5 million for the same period in 1999. During 2000 we generated net proceeds of $161.5 million from the sale of our Series B Convertible Preferred Stock and $9.1 million in new borrowings from discounted long-term receivables, partially offset by the repayment of $10.0 million under the Goldman Sachs Credit facility and $12.1 million in principal payments on other indebtedness.

         In July, 1999, we entered into a credit facility with Cisco Systems Capital Corporation. This credit facility provided the financing for the purchase and installation of our Cisco Systems, Inc. multi-service data and voice switching platform and for other Cisco equipment. Under the terms of this agreement, Cisco Systems, Inc. also received a warrant to purchase 575,000 shares of our common stock, none of which had been exercised as of September 30, 2000. The warrant has an exercise price of $13.00 per share and is exercisable for three years from the date of issuance. As of September 30, 2000, we had borrowed $14.1 million and had received waivers for non-compliance with certain financial conditions under this facility. We have amended this facility to limit our borrowing to the amount currently outstanding as a result of our change in strategy, in which we have entered into strategic alliances and scaled back our deployment of our multi-service data and voice switching platforms and network build-out. In doing so we have reduced our capital commitments and facility commitment fees.

         In April 2000, we entered into a $50 million Senior Secured Revolving Line of Credit facility. Under the terms of this $50 million credit facility, we may borrow up to 85% of eligible receivables, as defined in the agreement, and the lesser of $12 million or 50% of eligible inventory, as defined in the agreement. As of September 30, 2000, no amounts had been borrowed under this facility.

                        CONVERGENT COMMUNICATIONS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

         In April 2000, we sold to an investment group led by Texas Pacific Group (TPG), 175,000 shares of our 8% Series B convertible redeemable preferred stock, 700,000 warrants exercisable at $20 per share, and 1.17 million warrants exercisable at $25 per share. The investment was a combination of $150 million from TPG and $25 million from affiliates of Sandler Captial Management. The preferred stock is convertible into shares of our common stock at a conversion price of $13 per share. Unless converted, the preferred stock must be redeemed in 2010.

         Future Capital Requirements. We have significant debt in relation to our equity. At September 30, 2000, we had $206.1 million in debt and $120.6 million in shareholders' deficit, which includes paid-in capital of $214.8 million. Our business plan will continue to require a substantial amount of capital to fund our growth and operations of our existing markets.

         We estimate that we will require additional sources of capital, in addition to our existing funds at September 30, 2000 of $104 million, our available borrowing under our current financing and leasing facilities and our $50 million senior secured credit facility, to meet our capital requirements and sustain our operations to positive cash flow. We have initiated steps to conserve capital and reduce costs to extend our available cash resources. As a result of these efforts we have lowered our monthly recurring cash burn by more than $4.0 million per month. We are currently assessing alternatives that will accelerate EBITDA breakeven, further reduce cash consumption and increase funding. The alternatives we are assessing include the potential disposition of non-strategic assets and investments from strategic partners We cannot be certain that we would be successful in any of these alternatives or in raising sufficient debt or equity capital to fund our operations on a timely basis or on acceptable terms. If needed financing were not available on acceptable terms, we could be compelled to further alter our business strategy, delay or abandon some of our future plans or expenditures, or fail to make interest payments on our debt. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity, and on the price of our common stock.

                                    Part II

Item 1.  Legal Proceedings

         We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         (c)  Securities sold:

                                                             Number of
                               Underwriters or               Shares of
      Date                   Class of Purchasers           Common Stock      Consideration     Exemption Claimed
      ----                   -------------------           ------------      -------------     -----------------
August 4, 2000          Seller in an acquisition              15,000             $55,782          Section 4(2)

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Employment Agreement by and between Convergent Communications, Inc. and Richard N. Gottbreht dated July 28, 2000

              27    Financial Data Schedule

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q, for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

Convergent Communications, Inc.

Date:  November 13, 2000
                                     By:          /S/ Joseph R. Zell
                                         ---------------------------------------
                                                      Joseph R. Zell
                                         President and Chief Executive Officer